Form 10QSB
period 1996-03-31
CABLE & CO WORLDWIDE INC
filed 1996-07-19
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                            to

                         Commission File Number 0-20769

                           CABLE & CO. WORLDWIDE, INC.
              Exact name of registrant as specified in its charter

               Delaware                                  22-3341195
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   724 Fifth Avenue, New York, New York 10019
               (Address of principal executive offices) (Zip Code)

                                 (212) 489-9686
               Registrant's telephone number, including area code

                                 Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [ ]               NO [X]

Indicate the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:
      The registrant had 3,394,237 shares of Common Stock, $.01 par value, outstanding at July 18, 1996


                      There are 16 pages in this document.
           The Exhibit Index appears on sequentially numbered page 15.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                      INDEX



                                                                                        Page
                                                                                        Number


PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

                         Consolidated Balance Sheet as of March 31, 1996 (unaudited)           3

                         Consolidated Statements of Operations for the Three-month
                         periods ended March 31, 1996 and 1995 (unaudited)                     4

                         Consolidated Statement of Stockholders' Equity for the
                         Three-month period ended March 31, 1996 (unaudited)                   5

                         Consolidated Statements of Cash Flows for the Three-month
                         periods ended March 31, 1996 and 1995 (unaudited)                     6

                         Notes to Consolidated Financial Statements (unaudited)                7-10

       Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                             11-13

PART II - OTHER INFORMATION

       Item 5. Other Information                                                               14

       Item 6. Exhibits and Reports on Form 8-K                                                14


Exhibit Index                                                                                  15

Signature                                                                                      16



PART I - FINANCIAL INFORMATION

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996
                                   (unaudited)



ASSETS

Current assets:
                  Cash                                                                         $     54,801
                  Accounts receivable, less allowances for doubtful accounts
                     and sales discounts of $76,000                                                 759,065
                  Inventory                                                                       2,649,042
                  Prepaid and other current assets                                                  890,890
                  Deferred income tax asset, net of valuation allowance of $24,000

                                    Total current assets                                          4,353,798
Property and Equipment, net of accumulated depreciation of $68,554                                  895,953
Trademark and Trade name, net of accumulated amortization of $73,246                              1,098,691
Deferred Offering Costs (Note 5)                                                                    288,486
Debt Issue Costs (Note 4)                                                                           217,000
Other Intangible Assets, net of accumulated amortization of $16,035                                  26,889
Other Assets                                                                                          7,015
                                                                                               --------------

                                    Total Assets                                                 $6,887,832


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
                  Due to factor                                                                  $2,340,930
                  Bridge notes payable (Note 4)                                                   1,099,000
                  Accounts payable                                                                  617,913
                  Accrued expenses and other current liabilities                                  1,079,982
                  Current portion of note payable                                                   333,336
                  Current portion of capitalized lease obligations                                   27,682
                                                                                               -------------

                                    Total current liabilities                                     5,498,843
Note Payable - net of current portion                                                               416,664
Capitalized Lease Obligations - net of current portion                                              126,066
Deferred Rent                                                                                        51,894
Deferred Income Tax Liability                                                                        35,662
                                                                                               -------------

                                    Total Liabilities                                             6,129,129

Redeemable  Preferred  Stock  -  Series  A - 12%  Cumulative;  $.01  par  value;
 authorized ,58,340 shares, issued and
 outstanding 43,327 shares ($500,000 liquidation preference)                                        500,000
                                                                                               ------------

Stockholders' Equity: (Notes 2, 3 and 4)
                  Preferred stock - $.01 par value; authorized 1,420,000 shares;
                     no shares issued
                  Common stock - $.01 par value; authorized 10,000,000 shares;
                     issued and outstanding 1,812,206 shares                                        18,122
                  Additional paid-in capital                                                     3,196,217
                  Accumulated deficit                                                           (2,955,636)
                                                                                               ------------

                                    Stockholders' Equity                                           258,703

                                    Total Liabilities and Stockholders' Equity                  $6,887,832




                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                 Three-month period ended
                                                                                         March 31,
                                                                                   1995              1996
                                                                               ------------        ---------

Net sales                                                                       $ 2,704,427         $ 3,676,582
Cost of goods sold                                                                1,617,970           2,366,123
                                                                                -----------         -----------
Gross profit                                                                      1,086,457           1,310,459
Noncash compensatory charges (Notes 2 and 3)                                           --             2,390,231
Selling expenses                                                                    580,282           1,017,928
General and administrative expenses                                                 257,400             473,156
                                                                                -----------         -----------
Income (loss) from operations                                                       248,775          (2,570,856)
Interest expense                                                                     86,651             165,850
Bridge note discount (Note 4)                                                          --               123,000
                                                                                -----------          -----------
Income (loss) before provision (benefit) for income taxes                           162,124          (2,859,706)
Provision (benefit) for income taxes                                                 67,000              (7,179)
                                                                                -----------          -----------
Net income (loss)                                                                    95,124          (2,852,527)
Dividends on preferred stock                                                          7,234              14,961
                                                                                -----------          -----------
Net income (loss) applicable to common stock                                    $    87,890         $(2,867,488)
                                                                                -----------          -----------

Net income (loss) per common share                                              $       .04         $     (1.58)
                                                                                -----------         -----------

Weighted average number of common shares outstanding                              2,079,086           1,812,206
                                                                                -----------          -----------



                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three-month period ended March 31, 1996
                                   (unaudited)


                                                                Common Stock             Additional
                                                          Number of                       Paid-in         Accumulated  Stockholders'
                                                            Shares        Amount           Capital           Deficit      Equity


BALANCE AT DECEMBER 31, 1995                               1,007,445     $    10,074     $        34    $  (103,109)    $   (93,001)
Issuance of common stock and warrants
     to purchase common stock (Note 3)                       400,000           4,000       1,721,000                       1,725,000
Deferred consulting costs (Note 3)                                                        (1,685,000)                    (1,685,000)
Amortization of deferred consulting
     costs (Note 3)                                                                          101,160                        101,160
Issuance of common stock to existing
     stockholders (Note 2)                                   224,761           2,248         941,748                        943,996
Issuance of common stock and warrants
     in connection with private placement
     (Note 4)                                                180,000           1,800          34,200                         36,000
Discount on bridge note (Note 4)                                                             738,000                        738,000
Release of escrow shares (Note 2)                                                          1,345,075                      1,345,075
Net loss                                                                                                 (2,852,527)     (2,852,527)
                                                         -----------     -----------     -----------    -----------     -----------

BALANCE AT MARCH 31, 1996                                  1,812,206     $    18,122     $ 3,196,217    $(2,955,636)    $   258,703
                                                         -----------     -----------     -----------    -----------     -----------




                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                                          Three-month period ended
                                                                                                                  March 31
                                                                                                           1995            1996
                                                                                                       -------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                                 $    95,124      $(2,852,527)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                       17,853           51,773
        Provision for doubtful accounts and sales discounts                                                118,751          (24,125)
        Provision for deferred income taxes                                                                   --              7,562
        Noncash compensatory charges                                                                          --          2,390,231
        Amortization of discount on bridge note                                                               --            123,000
        Changes in operating assets and liabilities, net of effect of purchase of the
                  Cable & Co. product line:
                  (Increase) in accounts receivable                                                     (1,199,682)         (84,400)
                  Decrease in inventory                                                                     37,790          229,040
                  (Increase) in prepaid expenses and other current assets                                 (281,669)        (247,444)
                  (Increase) in intangibles                                                                (42,345)            (579)
                  (Increase) in other assets                                                                (1,000)            --
                  (Decrease) in accounts payable                                                          (602,964)        (648,210)
                  Increase in accrued expenses and other liabilities                                       472,184          308,456
                  Increase (decrease) in income taxes payable                                               65,600          (14,300)
                  Increase in deferred rent                                                                   --              6,512
                                                                                                       -----------      -----------
                     Net cash used in operating activities                                              (1,320,358)        (755,011)
                                                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                     (1,755)         (77,890)
     Purchase of Cable & Co. product line                                                               (1,401,787)            --
                                                                                                       -----------      -----------
                    Cash used in investing activities                                                   (1,403,542)         (77,890)
                                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred offering costs                                                                                  --           (288,486)
     Debt issue costs                                                                                         --           (217,000)
     Advances from (repayments to) factor, net                                                             852,717         (184,741)
     Repayment of term note payable                                                                           --           (130,000)
     Principal payments under capital lease obligations                                                       --             (6,748)
     Principal payments of long-term note payable                                                             --            (83,333)
     Proceeds from issuance of bridge notes payable                                                           --          1,714,000
     Proceeds from issuance of long-term note payable                                                    1,000,000             --
     Proceeds from issuance of common stock                                                                150,100           76,000
     Proceeds from issuance of preferred stock                                                             750,000             --
                                                                                                       -----------      -----------
                    Net cash provided by financing activities                                            2,752,817          879,692
                                                                                                       -----------      -----------
Net increase in cash                                                                                        28,917           46,791
Cash at beginning of period                                                                                   --              8,010
                                                                                                       -----------      -----------
Cash at end of period                                                                                  $    28,917      $    54,801
                                                                                                       -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                          $    86,651      $   137,755
                                                                                                       -----------      -----------




     Cash paid for income taxes                                                                        $     1,400      $    25,540
                                                                                                       -----------      -----------





                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION:

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month period ended March 31, 1996 is not necessarily indicative of the results of operations expected for the year ended December 31, 1996. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

                  The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2. SHARES ISSUED TO STOCKHOLDERS AND RELEASE OF ESCROW SHARES:

                  At the time of the acquisition of the Cable & Co. product line (the "Cable product line") from Hongson, Inc. (see Note 1 of the December 31, 1995 consolidated financial statements of Cable & Co. Worldwide, Inc. ( the "Company")), the stockholders of the Company, including the Company's management, entered into a stockholders' agreement (the "Stockholders' Agreement") with respect to their shares of common stock. Pursuant to the Stockholders' Agreement, the Company's management placed an aggregate of 320,256 shares of common stock in escrow. In January 1996, the Company terminated the Stockholders' Agreement and released all of the shares held in escrow. As a result of this release, the Company has recorded a noncash compensatory charge in the amount of $1,345,075.

                  In February 1996, the Company issued 224,761 shares of common stock to certain existing stockholders. As a result of this issuance the Company has recorded a noncash compensatory charge in the amount of $943,996 ($4.20 per share).

                  The noncash compensatory charges relating to release of the 320,256 escrow shares and the issuance of the 224,761 shares are offset by an increase in additional paid-in capital. There is no impact on total stockholders' equity reflected on the Company's consolidated financial statements as a result of these transactions. The charges related to the release of the 320,256 escrow shares are not deductible for income tax purposes.

                  The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the three-month period ended March 31, 1996:

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)



                                                                                  Impact of            Without
                                                              As Stated           Charges             Charges

Net sales                                                    $ 3,676,582                             $ 3,676,582
Cost of goods sold                                             2,366,123                               2,366,123
                                                              -----------                             -----------
Gross profit                                                   1,310,459                               1,310,459
Noncash compensatory charges                                  (2,390,231)        $ 2,289,071            (101,160)
Selling expenses                                              (1,017,928)                             (1,017,928)
General and administrative expenses                             (473,156)                               (473,156)
                                                              -----------         -----------        -----------
Loss from operations                                          (2,570,856)          2,289,071            (281,785)
Interest expense                                                 165,850                                 165,850
Bridge note discount                                             123,000                                 123,000
                                                             -----------         -----------         -----------
Loss before income tax benefit                                (2,859,706)          2,289,071            (570,635)
Income tax benefit                                                (7,179)                                 (7,179)
                                                             -----------         -----------         -----------
Net loss                                                      (2,852,527)          2,289,071            (563,456)
Dividends on preferred stock                                      14,961                                  14,961
                                                             -----------         -----------         -----------
Net loss applicable to common stock                          $(2,867,488)        $ 2,289,071         $  (578,417)
                                                              -----------        -----------         -----------

Net loss per common share                                    $     (1.58)                            $     (.32)
                                                             -----------                             -----------

Weighted average number of common
   shares outstanding                                          1,812,206                              1,812,206
                                                             -----------                            -----------


                  The presentation of the net loss without the noncash compensatory charges does not intend to represent an alternative to the calculation of the net loss in accordance with generally accepted accounting principles as an indicator of operating performance.

                  This information is presented to assist a reader of the consolidated financial statements in understanding the effect of these compensatory charges. These charges represent noncash items, which have no net effect on the stockholders' equity.

3. INTERNATIONAL CONSULTING AGREEMENT:

                  In January, 1996, the Company entered into a three-year international consulting agreement with U.K. Hyde Park Consultants, Ltd. ("Hyde Park"). In addition, Hyde Park purchased 400,000 shares of common stock and warrants to purchase up to 450,000 shares of common stock for $40,000. The warrants are identical to the warrants issued in conjunction with the Company's initial public offering (the "IPO") (see note 5). The agreement contains cancellation clauses and stock repurchase provisions in the event that the Company does not have a net worth of at least $3,000,000 at July 31, 1996.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)


                  The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 will be recognized ratably as a noncash compensatory charge over the life of the agreement. For the three-month period ended March 31, 1996, the Company recognized $101,160 of consulting expense in the accompanying consolidated statement of operations.

4.  PRIVATE PLACEMENT:

                  On March 28, 1996, the Company completed a private placement, whereby it issued 36 units at a price of $50,000 per unit. Each unit consisted of a $49,000 promissory note ( the "Bridge Note"), 5,000 shares of common stock and a warrant to purchase up to 5,000 shares of common stock, subject to adjustment, as defined, at an exercise price of $7.20 per share, 120% of the IPO price per share (see note 5). The Bridge Notes, aggregating $1,764,000 bear interest at an annual rate of 11% and are due upon the earlier of 12 months from the date of issuance or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The warrants are exercisable over a 3-year period, commencing 13 months from the date of issuance. Upon the closing of the Company's IPO, the terms of the warrants were adjusted to be identical to the terms of the warrants issued in conjunction with the IPO.

                  In connection with the private placement, a discount of $738,000 has been recorded based upon the allocation of the proceeds between the Bridge Notes payable and the common stock and warrants issued. The discount has been reflected as a reduction of the face amount of the Bridge Notes payable. This amount was calculated by attributing a value of $4.20 per share of common stock and $.10 per warrant, less cash received of $36,000. The discount is being amortized over a twelve month period.

                  The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the proceeds from the IPO. The discount on the Bridge Notes was fully amortized on June 19, 1996.

                  At  March  31,  1996,   the  Company  had  incurred  costs  in
connection with the private placement in the amount of $217,000.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (unaudited)

 5.  INITIAL PUBLIC OFFERING:

                  On June 5, 1996, the Company effected an initial public offering ("IPO"). A total of 1,130,000 common shares and common share purchase warrants were sold to the public, of which 950,000 shares of common stock and 1,130,000 common share purchase warrants were sold by the Company and 180,000 shares of common stock were sold by the private placement investors (see note 4) at a price of $6.00 per share and $.10 per warrant. The warrants entitle the holder to purchase common stock at $7.20 per share over a 3-year period beginning July 5, 1997. The warrants may be redeemed by the Company commencing on June 5, 1997 at the price of $.10 per warrant, subject to the closing bid price of the common stock.

                  On July 10, 1996, State Street Capital Markets Corp. (the "Underwriter") exercised its over-allotment option to purchase from the Company, an additional 169,500 shares of common stock and 169,500 common stock purchase warrants at a price of $6.00 per share and $.10 per warrant.

                  At  March  31,  1996,   the  Company  has  incurred  costs  in
connection with the IPO in the amount of $288,486.

Item 2.         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

                  The Company was formed on November 10, 1994, to purchase certain net assets of Hongson, Inc. used in the sale and marketing of footwear bearing the Cable & Co. trademark (the "Acquired Net Assets"). The Company purchased the Acquired Net Assets effective as of the close of business on December 31, 1994 for a net purchase price of $1,401,787.

                  The Company designs, imports and markets on a wholesale basis a broad range of footwear bearing the Cable & Co. trademark. The Company markets its products to approximately 700 department and specialty store locations in the United States. In addition, the Company markets a line of casual men's footwear under the name "Bacco Bucci." The Company has licensed the right to use the Bacco Bucci name from D&D Design, an entity controlled by Alberto Salvucci, a principal stockholder of the Company.

                  The Company plans to increase revenues by increasing sales to existing accounts, establishing new accounts, developing high quality shoes with styling and design detail to sell at competitive prices and expanding the Company's marketing programs. The Company intends to increase its marketing to include direct mail. The Company also intends to explore opportunities to acquire rights to related products such as bags, belts, wallets, accessories and other small leather goods. In addition, the Company may seek to grant license rights to the Cable & Co. trademark.

Net Sales

                  The Company's net sales for the three-month period ended March 31, 1996 were $3,676,582 as compared to net sales of $2,704,427 for the three-month period ended March 31, 1995, an increase of 36%. The Company believes that the increase in net sales for the three-month period ended March 31, 1996 is primarily attributable to the addition of net sales of the women's footwear of $257,896 and net sales of footwear bearing the Bacco Bucci name of $747,422. Net sales of $2,704,427 for the three-month period ended March 31, 1995 were derived from the sale of men's footwear bearing the Cable & Co. trademark as compared to net sales of $2,671,264 for the three-month period ended March 31, 1996, a decrease of 1.2%.

Cost of Goods Sold

                  The Company's cost of goods sold for the three-month period ended March 31, 1996 was $2,366,123 as compared to $1,617,970 for the three-month period ended March 31, 1995, an increase of 46.2%. The Company believes that such increase is primarily attributable to the increase in net sales for the three-month period ended March 31, 1996. The Company's gross profit as a percentage of net sales was 35.6% for the three-month period ended March 31, 1996 as compared to 40.2% for the three-month period ended March 31, 1995. The Company believes that such decrease is primarily attributable to the lower initial gross profit margins on the Bacco Bucci and women's footwear, increased freight and manufacturing costs and a decline in the exchange rate of the lira to the dollar.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Noncash Compensatory Charges

                  For the three-month period ended March 31, 1996 the Company incurred noncash compensatory charges of $2,390,231. Of such amount (I) $101,160 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's Chairman of the Board, President and Chief Executive Officer, Alan Kandall, the Company's Executive Vice President, Treasurer and Chief Financial Officer, and Alberto Salvucci, a principal stockholder of the Company, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

Operating Expenses

                  The Company's selling and general and administrative expenses for the three-month period ended March 31, 1996 were $1,491,084, 40.6% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended March 31, 1995 of $837,682, 31.0% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses incurred in connection with severing the Company's business with Hongson, Inc., additional costs attributable to launching the Bacco Bucci line and the women's footwear line in 1996, including increased selling expenses and sampling costs, show expenses, additional marketing and advertising expenses, higher rent expenses and increased factoring costs. In addition, management believes that the increase is also attributable to increased warehouse costs of approximately $43,000 which resulted from the Company terminating its warehouse lease and moving its inventory and increased depreciation charges of approximately $33,000.

Interest Expense and Bridge Note Discount

                  The Company's interest expense for the three-month period ended March 31, 1996 was $165,850 as compared to interest expense for the three-month period ended March 31, 1995 of $86,651, an increase of 91.4%. The Company believes that the increase is primarily attributable to an increase in borrowing relating to the higher sales and inventory levels for the three-month period ended March 31, 1996 together with additional borrowing attributable to the purchase in October 1995 of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, the Company incurred interest expense on the Bridge Notes payable in the amount of $30,695.

                  For the three-month period ended March 31, 1996, the Company incurred a charge of $123,000 in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and is being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Concluded)


Liquidity and Capital Resources

                  The Company has funded its requirements for the Acquisition, working capital, capital expenditures and the purchase of stock from a former shareholder from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller") and a $1,800,000 private placement (the " Bridge Financing"). As of March 31, 1996, the Company had a working capital deficit of $1,145,045 and a debt to equity ratio of 23.69 to 1.

                  The Company's obligations to Heller include a collateral installment note in the original principal amount of $1,000,000 of which $750,000 was outstanding as of March 31, 1996. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). The Inventory Loan bears interest at 2% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Preapproved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At March 31, 1996, $533,553 of the $2,890,143 (18.46%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.25% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.5% to 2%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

                  In March, 1996, the Company consummated the Bridge Financing of 36 units (the "Units") at a purchase price of $50,000 per Unit, $1,800,000 in the aggregate. Each Unit consists of the Company's 11% Bridge Note in the original principal amount of $49,000, 5,000 shares of Common Stock and 5,000 common share purchase warrants (the "Bridge Warrants"). The Bridge Notes are due and payable upon the earlier of February 2, 1997 or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the proceeds from the sale of 950,000 shares of common stock and 1,130,000 common share purchase warrants. The gross proceeds from the sale were $5,813,000. The proceeds were also used to redeem, on June 19, 1996, 43,327 shares of preferred stock in the amount of $580,396, inclusive of accrued dividends. In conjunction with the redemption of the preferred stock, 462,531 shares of Common Stock have been issued to the preferred shareholders.

                  On July 10, 1996, the Underwriter exercised its over-allotment option (the "Over-allotment") to purchase an additional 169,500 shares of common stock and 169,500 common stock purchase warrants at an over-allotment price of $6.00 per share and $.10 per warrant. The gross proceeds of the Over-allotment were $1,033,950.

                  The Company believes that the proceeds of the IPO, together with net cash provided by operations and available borrowings under the Company's credit facility, will be sufficient to meet its anticipated cash requirements for at least the 18 months subsequent to the closing of the IPO. However, additional funds may be required for additional expansion.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION

Item 5. Other Information

                  On June 5, 1996, the Company effected an initial public offering ("IPO"). A total of 1,130,000 common shares and common share purchase warrants were sold to the public, of which 950,000 shares of common stock and 1,130,000 common share purchase warrants were sold by the Company and 180,000 shares of common stock were sold by the investors in the Bridge Financing at a price of $6.00 per share and $.10 per warrant. The warrants entitle the holder to purchase common stock at $7.20 per share over a 3-year period beginning July 5, 1997. The warrants may be redeemed by the Company commencing on June 5, 1997 at the price of $.10 per warrant, subject to the closing bid price of the common stock.

                  On July 10, 1996, State Street Capital Markets Corp. ( the "Underwriter") exercised its over-allotment option to purchase from the Company, an additional 169,500 shares of common stock and 169,500 common share purchase warrants at a price of $6.00 per share and $.10 per warrant.




Item 6 - Exhibits and Reports on Form 8-K

                  (a) Exhibits
                         Please see Exhibit Index on page 15.

                  (b) Reports on Form 8-K
                         None.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                  EXHIBIT INDEX


Number                          Description of Exhibit

1.1               Form of Underwriting Agreement between the Company and State Street Capital Markets, Corp.
                  ( the "Underwriter") *
2.1               Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc. as seller and Cable & Co.
                  Worldwide, Inc. as buyer. *
3.1               Certificate of Incorporation of the Company, as amended. *
3.2               By-Laws of the Company. *
4.1               Form of Warrant Agreement between the Company and American Stock Transfer & Trust, as warrant agent. *
4.2               Specimen Certificate of the Company's Common Stock. *
4.3               1996 Stock Option Plan. *
4.4               Specimen Certificate of the Company's Warrant. *
4.5               Form of Underwriter's Purchase Option. *
4.6               Form of Bridge Warrant. *
4.7               Form of Bridge Note. *
10.1              Employment Agreement dated as of January 1, 1995 between the Company and David Albahari. *
10.2              Employment Agreement dated as of January 1, 1995 between the Company and Alan Kandall. *
10.3              Agreements between the Company and Heller Financial, Inc. *
10.4              Intentionally omitted.
10.5              Agreement dated as of the 26th day of January 1996 between U.K. Hyde Park Consultants, Ltd.
                  and the Company. *
10.6              Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company
                  Enterprises, Ltd., as tenant. *
10.7              Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Company
                  Enterprises, Ltd., as tenant. *
10.8              Financial Consulting Agreement between the Underwriter and the Company.*
10.9              Agreements between Gruntal & Co., Inc. and the Company. *
21.1              List of Subsidiaries. *
99.1              Cable & Co. Trademark Registration from the United States Patent and Trademark Office. *

* Previously filed with the Company's Registration Statement, Registration No. 333-3000

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CABLE & CO. WORLDWIDE, INC.
                              (Registrant)


Date: July 18, 1996           /s/ Alan Kandall
                              Alan Kandall
                              Executive Vice-President; Chief Financial Officer