Form 10QSB
period 1996-06-30
CABLE & CO WORLDWIDE INC
filed 1996-08-14
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

         YES [ ]                  NO [X]

Indicate the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:
      THE REGISTRANT HAD 3,394,237 SHARES OF COMMON STOCK, $.01 PAR VALUE,
                         OUTSTANDING AT AUGUST 10, 1996

                    There are 17 pages in this document. The
            Exhibit Index appears on sequentially numbered page 16 .

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                      INDEX


                                                                                                               Page
                                                                                                             Number


PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Consolidated Balance Sheet as of June 30, 1996 (unaudited)                                  3

                  Consolidated Statements of Operations for the Three-month and
                  Six-month periods ended June 30, 1996 and 1995 (unaudited)                                  4

                  Consolidated Statement of Stockholders' Equity for the
                  Six-month period ended June 30, 1996 (unaudited)                                            5

                  Consolidated Statements of Cash Flows for the Six-month
                  periods ended June 30, 1996 and 1995 (unaudited)                                            6

                  Notes to Consolidated Financial Statements (unaudited)                                    7-10

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                11-14

PART II - OTHER INFORMATION

         Item 5. Other Information                                                                           15

         Item 6. Exhibits and Reports on Form 8-K                                                            15


Exhibit Index                                                                                                16

Signature                                                                                                    17





PART I - FINANCIAL INFORMATION

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)




ASSETS

Current assets:
         Cash                                                                                    $    20,290
         Accounts receivable, less allowances for doubtful accounts
            and sales discounts of $52,000                                                           627,903
         Inventory                                                                                 3,487,526
         Prepaid and other current assets                                                          1,038,535
         Deferred income tax asset, net of valuation allowance of $1,340,000

                  Total current assets                                                             5,174,254
Property and Equipment, net of accumulated depreciation of $107,646                                  979,323
Trademark and Trade name, net of accumulated amortization of $87,895                               1,084,042
 Other Intangible Assets, net of accumulated amortization of $19,256                                  24,053
Other Assets                                                                                           7,015
                                                                                                 --------------

                  Total Assets                                                                    $7,268,687


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Due to factor                                                                            $1,775,964
         Accounts payable                                                                            966,975
         Accrued expenses and other current liabilities                                            1,321,703
         Current portion of note payable                                                             333,336
         Current portion of capitalized lease obligations                                             27,682
                                                                                                 -------------

                  Total current liabilities                                                        4,425,660
Note Payable - net of current portion                                                                333,331
Capitalized Lease Obligations - net of current portion                                               119,382
Deferred Rent                                                                                         58,407
Deferred Income Tax Liability                                                                         48,738
                                                                                                 -------------

                  Total Liabilities                                                                4,985,518

Stockholders' Equity: (Notes 2, 3, 4 and 5)
         Preferred stock - $.01 par value; authorized 1,420,000 shares;
            no shares issued
         Common stock - $.01 par value; authorized 10,000,000 shares;
            issued and outstanding 2,762,206 shares                                                   27,622
         Additional paid-in capital                                                                6,970,209
         Accumulated deficit                                                                      (4,714,662)
                                                                                                 ------------

                  Stockholders' Equity                                                             2,283,169

                  Total Liabilities and Stockholders' Equity                                     $7,268,687




                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                           Three-month period ended           Six-month period ended
                                                                                   June 30,                         June 30,
                                                                            1995               1996              1995          1996
                                                                       ------------       ------------      -----------       -----

Net sales                                                             $ 2,010,743      $ 2,672,915      $ 4,715,170     $ 6,349,497
Cost of goods sold                                                      1,197,684        2,175,506        2,815,654       4,541,629
                                                                      -----------      -----------      -----------     -----------
Gross profit                                                              813,059          497,409        1,899,516       1,807,868
Noncash compensatory charges (Notes 2 and 3)                                 --            140,417             --         2,530,648
Selling expenses                                                          465,959          745,169        1,046,241       1,763,097
General and administrative expenses                                       313,924          557,405          571,324       1,030,561
                                                                      -----------      -----------      -----------     -----------
Income (loss) from operations                                              33,176         (945,582)         281,951      (3,516,438)
Interest expense                                                           99,884          185,787          186,535         351,637
Bridge note discount (Note 4)                                                --            615,000             --           738,000
                                                                      -----------      -----------      -----------     -----------
Income (loss) before provision (benefit) for income taxes                 (66,708)      (1,746,369)          95,416      (4,606,075)
Provision (benefit) for income taxes                                      (28,100)          12,657           38,900           5,478
                                                                      -----------      -----------      -----------     -----------
Net income (loss)                                                         (38,608)      (1,759,026)          56,516      (4,611,553)
Dividends on preferred stock                                               14,793           12,287           22,027          27,248
                                                                      -----------      -----------      -----------     -----------
Net income (loss) applicable to common stock                          $   (53,401)     $(1,771,313)     $    34,489     $(4,638,801)
                                                                      ===========      ===========      ===========     ===========


Net income (loss) per common share                                    $      (.03)     $      (.85)     $       .02     $     (2.39)

Weighted average number of common shares outstanding                    2,079,086        2,076,095        2,079,086       1,944,150



                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX-MONTH PERIOD ENDED JUNE 30, 1996
                                   (UNAUDITED)


                                                           COMMON STOCK                 ADDITIONAL
                                                      NUMBER OF                          PAID-IN      ACCUMULATED      STOCKHOLDERS'
                                                       SHARES           AMOUNT           CAPITAL         DEFICIT           EQUITY


BALANCE AT DECEMBER 31, 1995                           1,007,445      $    10,074      $        34     $  (103,109)     $   (93,001)
Issuance of common stock and warrants
     to purchase common stock (Note 3)                   400,000            4,000        1,721,000                        1,725,000
Deferred consulting costs (Note 3)                                                      (1,685,000)                      (1,685,000)
Amortization of deferred consulting
     costs (Note 3)                                                                        241,577                          241,577
Issuance of common stock to existing
     stockholders (Note 2)                               224,761            2,248          941,748                          943,996
Release of escrow shares (Note 2)                                                        1,345,075                        1,345,075
Issuance of common stock and warrants
     in connection with private
     placement (Note 4)                                  180,000            1,800           34,200                           36,000
Discount on bridge note (Note 4)                                                           738,000                          738,000
Debt issue costs (Note 4)                                                                 (217,000)                        (217,000)
Issuance of common stock and warrants
      in connection with initial public
      offering (Note 5)                                  950,000            9,500        5,803,500                        5,813,000
Initial Public Offering Costs (Note 5)                                                  (1,872,529)                      (1,872,529)
Payment of dividends on preferred
      stock (Note 6)                                                                       (80,396)                         (80,396)
 Net loss                                                                                               (4,611,553)      (4,611,553)
                                                     -----------      -----------      -----------     -----------      -----------

BALANCE AT JUNE 30, 1996                               2,762,206      $    27,622      $ 6,970,209     $(4,714,662)     $ 2,283,169




                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX-MONTH PERIOD ENDED
                                                                                                                 JUNE 30
                                                                                                          1995             1996
                                                                                                    -----------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                                 $    56,516      $(4,611,553)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                       37,997          108,735
        Provision for doubtful accounts and sales discounts                                                134,544          (47,799)
        Provision for deferred income taxes                                                                   --             20,638
        Noncash compensatory charges                                                                          --          2,530,648
        Amortization of discount on bridge note                                                               --            738,000
        Changes in operating assets and liabilities, net of effect of purchase of the
         Cable & Co. product line:
         Decrease in accounts receivable                                                                   223,445           70,436
         (Increase) in inventory                                                                          (342,064)        (609,444)
         (Increase) in prepaid expenses and other current assets                                          (216,797)        (395,089)
         (Increase) in intangibles                                                                         (42,345)            (964)
         (Increase) in other assets                                                                        (16,000)            --
         (Decrease) in accounts payable                                                                   (536,356)        (299,148)
         Increase in accrued expenses and other liabilities                                                403,503          550,177
         Increase (decrease) in income taxes payable                                                        37,500          (14,300)
         Increase in deferred rent                                                                            --             13,025
                                                                                                       -----------      -----------
            Net cash used in operating activities                                                         (260,057)      (1,946,638)
                                                                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                   (194,693)        (200,352)
     Purchase of Cable & Co. product line                                                               (1,401,787)            --
                                                                                                       -----------      -----------
           Cash used in investing activities                                                            (1,596,480)        (200,352)
                                                                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of public offering costs                                                                          --         (1,872,529)
    Debt issue costs                                                                                          --           (217,000)
    Repayments to factor, net                                                                              (32,802)        (749,707)
    Repayment of term note payable                                                                            --           (130,000)
    Principal payments under capital lease obligations                                                        --            (13,432)
    Principal payments of long-term note payable                                                              --           (166,666)
    Proceeds from issuance of bridge notes payable                                                            --          1,764,000
    Repayment of bridge notes payable                                                                         --         (1,764,000)
    Proceeds from issuance of long-term note payable                                                     1,000,000             --
    Proceeds from issuance of common stock                                                                 150,100        5,889,000
    Proceeds from issuance of preferred stock                                                              750,000             --
    Redemption of preferred stock                                                                             --           (500,000)
    Payment of dividends on preferred stock                                                                   --            (80,396)
                                                                                                       -----------      -----------
         Net cash provided by financing activities                                                       1,867,298        2,159,270
                                                                                                       -----------      -----------
Net increase in cash                                                                                        10,761           12,280
Cash at beginning of period                                                                                   --              8,010
                                                                                                       -----------      -----------
Cash at end of period                                                                                  $    10,761      $    20,290
                                                                                                       -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                          $   186,534      $   353,871

     Cash paid for income taxes                                                                        $     1,400      $    26,887
                                                                                                       -----------      -----------



                 See Notes to Consolidated Financial Statements.
                                      - 6 -

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month and six-month periods ended June 30, 1996 is not necessarily indicative of the results of operations expected for the year ended December 31, 1996. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

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

         The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the six-month period ended June 30, 1996:

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


                                                                       Impact of        Without
                                                     As Stated           Charges         Charges

Net sales                                          $ 6,349,497                             $ 6,349,497
Cost of goods sold                                   4,541,629                               4,541,629
                                                    -----------                             -----------
Gross profit                                         1,807,868                               1,807,868
Noncash compensatory charges                        (2,530,648)        $ 2,289,071            (241,577)
Selling expenses                                    (1,763,097)                             (1,763,097)
General and administrative expenses                 (1,030,561)                             (1,030,561)
                                                   -----------         -----------         -----------
Loss from operations                                (3,516,438)          2,289,071          (1,227,367)
Interest expense                                       351,637                                 351,637
Bridge note discount                                   738,000                                 738,000
                                                    -----------         -----------
Loss before income tax provision                    (4,606,075)          2,289,071          (2,317,004)
Income tax provision                                     5,478                                   5,478
                                                    -----------         -----------        ------------
Net loss                                            (4,611,553)          2,289,071          (2,322,482)
Dividends on preferred stock                            27,248                                  27,248
                                                    -----------        -----------         -----------
Net loss applicable to common stock                $(4,638,801)        $ 2,289,071         $(2,349,730)
                                                    -----------        -----------         -----------

Net loss per common share                          $     (2.39)                            $     (1.21)
                                                    -----------                            -----------

Weighted average number of common
   shares outstanding                                1,944,150                              1,944,150
                                                    -----------                           -----------


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

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


         The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 will be recognized ratably as a noncash compensatory charge over the life of the agreement. For the three-month and six-month periods ended June 30, 1996, the Company recognized $140,417 and $241,577 respectively, of consulting expense in the accompanying consolidated statement of operations.

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

         The Company has incurred costs in connection with the private placement in the amount of $217,000. These costs have been recorded as a reduction to additional paid-in capital.

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

         At June 30, 1996, the Company has incurred costs in connection with the IPO in the amount of $1,872,529. These costs have been recorded as a reduction to additional paid-in capital. On July 10, 1996, the Company incurred an additional $134,414 of IPO costs in connection with the exercise of the over-allotment option.

6.  REDEMPTION OF PREFERRED STOCK:

         On June 19, 1996 the company redeemed and retired 43,327 shares of series A-12% cumulative preferred stock for a redemption price of $580,396, inclusive of accrued dividends of $80,396.

         In connection with the redemption, the company issued in July, 1996, 462,531 shares of common stock to the preferred stockholders.

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

         The Company designs, imports and markets on a wholesale basis a broad range of footwear bearing the Cable & Co. trademark. The Company markets its products to approximately 700 department and specialty store locations in the United States. In addition, the Company markets a line of casual men's and womens footwear under the name "Bacco Bucci." The Company has licensed the right to use the Bacco Bucci name from D&D Design, an entity controlled by Alberto Salvucci, a principal stockholder of the Company.

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

         During the three-month period ended June 30, 1996, the Company temporarily suspended the production and marketing of the womens footwear bearing the Cable & Co. trademark and redirected the Companys production and marketing of womens footwear into the Bacco Bucci trademark. The Company plans to reintroduce the womens footwear bearing the Cable & Co. trademark during the upcoming seasons.

NET SALES

         The Company's net sales for the three-month period ended June 30, 1996 were $2,672,915 as compared to net sales of $2,010,743 for the three-month period ended June 30, 1995, an increase of 32.9%. The Company believes that the increase in net sales for the three-month period ended June 30, 1996 is primarily attributable to the addition of net sales of the women's footwear of $37,325 and net sales of footwear bearing the Bacco Bucci name of $609,034. Net sales of $2,010,743 for the three-month period ended June 30, 1995 were derived from the sale of men's footwear bearing the Cable & Co. trademark as compared to net sales of $2,026,556 for the three-month period ended June 30, 1996, an increase of .8%.

         The Company's net sales for the six month period ended June 30, 1996 were $6,349,497 as compared to net sales of $4,715,170 for the six-month period ended June 30, 1995, an increase of 34.7%. The Company believes that the increase in net sales for the six-month period ended June 30, 1996 is primarily attributable to the addition of net sales of the women's footwear of $295,221 and net sales of footwear bearing the Bacco Bucci name of $1,356,456. Net sales of $4,715,170 for the six-month period ended June 30, 1995 were derived from the men's footwear bearing the Cable & Co. trademark as compared to net sales of $4,697,820 for the six-month period ended June 20, 1996 a decrease of .4%

COST OF GOODS SOLD

         The Company's cost of goods sold for the three-month period ended June 30, 1996 was $2,175,506 as compared to $1,197,684 for the three-month period ended June 30, 1995, an increase of 81.6%. The Company believes that such increase is primarily attributable to the increase in net sales for the three-month period ended

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

June 30, 1996. The Company's gross profit as a percentage of net sales was 18.6% for the three-month period ended June 30, 1996 as compared to 40.4% for the three-month period ended June 30, 1995. The Company believes that such decrease is primarily attributable to the lower initial gross profit margins on the Bacco Bucci footwear, increased freight and manufacturing costs and a decline in the exchange rate of the lira to the dollar. The Company believes that such decrease in gross profit is also attributable to a substantial markdown being taken during the three-month period ended June 30, 1996 in relation to the temporary suspension of the womens footwear bearing the Cable & Co. trademark. In May 1996, the Company launched a major pre-season promotion of Cable & Co. mens footwear with a customer at a reduced gross profit.

         The Company's cost of goods sold for the six-month period ended June 30, 1996 was $4,541,629 as compared to $2,815,654 for the six-month period ended June 30, 1996, an increase of 61.3%. The Company believes that such increase is primarily attributable to the increase in net sales for the six-month period ended June 30, 1996. The Company's gross profit as a percentage of net sales was 28.5% for the six-month period ended June 30, 1996 as compare to 40.3% for the six-month period ended June 30, 1995. The Company believes that such decrease is attributable to the lower initial gross profit margins on the Bacco Bucci and women's footwear, increased freight and manufacturing costs and a decline in the exchange rate of the lira to the dollar. The Company believes that such decrease in gross profit is also attributable to a substantial markdown being taken during the three-month period ended June 30, 1996 in relation to the temporary suspension of the womens footwear bearing the Cable & Co. trademark. In May 1996, the Company launched a major pre-season promotion of Cable & Co. mens footwear with a customer at a reduced gross profit.

NONCASH COMPENSATORY CHARGES

         For the six-month period ended June 30, 1996 the Company incurred noncash compensatory charges of $2,530,648. Of such amount (i) $241,577 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's Chairman of the Board, President and Chief Executive Officer, Alan Kandall, the Company's Executive Vice President, Treasurer and Chief Financial Officer, and Alberto Salvucci, a principal stockholder of the Company, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

         During the three-month period ended June 30, 1996 the Company incurred noncash compensatory charges of $140,417. This is attributable to shares of common stock issued pursuant to an international consulting agreement, which is being amortized over a three-year period.

OPERATING EXPENSES

         The Company's selling and general and administrative expenses for the three-month period ended June 30, 1996 were $1,302,574, 48.7% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended June 30, 1995 of $779,883, 38.8% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, including commissions, shipping and factoring costs, expenses incurred in connection with severing the Company's business with Hongson, Inc., additional costs attributable to launching the Bacco Bucci lines in 1996, including increased selling expenses and sampling costs, show expenses, additional marketing and advertising expenses, higher rent expenses and increased factoring costs.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's selling and general and administrative expenses for the six-month period ended June 30, 1996 were $2,793,658, 44.0% as a percentage of net sales, as compared to selling and general and administrative expenses for the six-month period ended June 30, 1995 of $1,617,565, 34.3% as a percentage of net sales. The company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, including commissions, shipping expenses and factoring costs, expenses incurred in connection with severing the Company's business with Hongson, Inc., additional costs attributable to launching the Bacco Bucci line and the women's footwear line in 1996, including increased selling expenses and sampling costs, show expenses, additional marketing and advertising expenses, higher rent expenses and increased factoring costs. In addition, management believes that the increase is also attributable to increased warehouse costs of approximately $43,000 which resulted from the Company terminating its warehouse lease and moving its inventory and increased depreciation charges of approximately $68,000.


INTEREST EXPENSE AND BRIDGE NOTE DISCOUNT

         The Company's interest expense for the three-month and six month periods ended June 30, 1996 was $185,787 and $351,637 respectively, as compared to interest expense for the three-month and six-month periods ended June 30, 1995 of $99,884 and $186,535 respectively, an increase of 86.0% and 88.5%. The Company believes that the increase is primarily attributable to an increase in borrowing relating to the higher sales and inventory levels for the three-month and six-month periods ended June 30, 1996 together with additional borrowing attributable to the purchase in October 1995 of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, the Company incurred interest expense on the Bridge Notes payable in the amount of $38,890 and $69,585 respectively.

         For the three-month and six-month periods ended June 30, 1996, the Company incurred a charge of $615,000 and $738,000, respectively, in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its requirements for the Acquisition, working capital, capital expenditures and the purchase of stock from a former shareholder from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller") , a $1,800,000 private placement (the " Bridge Financing") and a $6,846,950 IPO, inclusive of an over-allotment option of $1,033,950. As of June 30, 1996, the Company had working capital of $748,594 and a debt to equity ratio of 2.2 to 1.

         The Company's obligations to Heller include a collateral installment note in the original principal amount of $1,000,000 of which $666,667 was outstanding as of June 30, 1996. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3.0% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). The Inventory Loan bears interest at 2.0% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre-approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At June 30, 1996, $371,253 of the $2,717,755 (13.7%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.25% of all accounts receivable purchased.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.5% to 2.0%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

         In March, 1996, the Company consummated the Bridge Financing of 36 units (the "Units") at a purchase price of $50,000 per Unit, $1,800,000 in the aggregate. Each Unit consists of the Company's 11.0% Bridge Note in the original principal amount of $49,000, 5,000 shares of Common Stock and 5,000 common share purchase warrants (the "Bridge Warrants"). The Bridge Notes are due and payable upon the earlier of February 2, 1997 or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the proceeds from the sale of 950,000 shares of common stock and 1,130,000 common share purchase warrants. The gross proceeds from the sale were $5,813,000. The proceeds were also used to redeem, on June 19, 1996, 43,327 shares of preferred stock in the amount of $580,396, inclusive of accrued dividends. In conjunction with the redemption of the preferred stock, 462,531 shares of Common Stock have been issued to the preferred shareholders.

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

         (A) EXHIBITS
                  Please see Exhibit Index on page 16.

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

                              CABLE & CO. WORLDWIDE, INC.
                              (Registrant)


Date: August 14, 1996         /s/ Alan Kandall
                              ----------------
                              Alan Kandall
                              Executive Vice-President; Chief Financial Officer