Form 10QSB
period 1996-09-30
CABLE & CO WORLDWIDE INC
filed 1996-11-14
CIK 1009830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

            YES [X]                                                 NO [ ]

Indicate the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

      THE REGISTRANT HAD 3,394,237 SHARES OF COMMON STOCK, $.01 PAR VALUE,
                        OUTSTANDING AT NOVEMBER 8, 1996

                      There are 17 pages in this document.
          The Exhibit Index appears on sequentially numbered page 16 .

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                      INDEX



                                                                                                                Page
                                                                                                               Number


PART I - FINANCIAL INFORMATION

            Item 1. Financial Statements

                        Consolidated Balance Sheet as of September 30, 1996 (unaudited)                         3

                        Consolidated Statements of Operations for the Three-month and
                        Nine-month periods ended September 30, 1996 and 1995 (unaudited)                        4

                        Consolidated Statement of Stockholders' Equity for the
                        Nine-month period ended September 30, 1996 (unaudited)                                  5

                        Consolidated Statements of Cash Flows for the Nine-month
                        periods ended September 30, 1996 and 1995 (unaudited)                                   6

                        Notes to Consolidated Financial Statements (unaudited)                                  7-10

            Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                              11-14

PART II - OTHER INFORMATION

            Item 5. Other Information                                                                          15

            Item 6. Exhibits and Reports on Form 8-K                                                           15


Exhibit Index                                                                                                  16

Signature                                                                                                      17

PART I - FINANCIAL INFORMATION

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)




ASSETS

Current assets:
            Cash                                                                  $    20,134
            Accounts receivable, less allowances for doubtful accounts
               and sales discounts of $158,000                                        804,087
            Inventory                                                               2,146,243
            Prepaid and other current assets                                        1,092,116
                                                                                  -----------
            Deferred income tax asset, net of valuation allowance of $1,600,000

                        Total current assets                                        4,062,580
Property and Equipment, net of accumulated depreciation of $152,007                 1,046,634
Trademark and Trade name, net of accumulated amortization of $102,543               1,069,393
Other Intangible Assets, net of accumulated amortization of $22,478                    20,830
Other Assets                                                                            7,015
                                                                                  -----------

                        Total Assets                                              $ 6,206,452
                                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Due to factor                                                         $   928,843
            Accounts payable                                                        1,108,563
            Accrued expenses and other current liabilities                            417,736
            Current portion of note payable                                           333,336
            Current portion of capitalized lease obligations                           27,682
                                                                                  -----------

                        Total current liabilities                                   2,816,160
Note Payable - net of current portion                                                 249,997
Capitalized Lease Obligations - net of current portion                                112,430
Deferred Rent                                                                          64,920
Deferred Income Tax Liability                                                          24,885
                                                                                  -----------

                        Total Liabilities                                           3,268,392
                                                                                  -----------

Stockholders' Equity: (Notes 2, 3, 4 and 5)
            Preferred stock - $.01 par value; authorized 1,420,000 shares;
               no shares issued
            Common stock - $.01 par value; authorized 10,000,000 shares;
               issued and outstanding 3,394,237 shares                                 33,942
            Additional paid-in capital                                              7,838,348
            Accumulated deficit                                                    (4,934,230)
                                                                                  -----------

                        Stockholders' Equity                                        2,938,060
                                                                                  -----------

                        Total Liabilities and Stockholders' Equity                $ 6,206,452
                                                                                  ===========



                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                             Three-month period ended        Nine-month period ended
                                                                  September 30,                  September 30,
                                                            ---------------------------    ---------------------------
                                                               1995           1996            1995             1996
                                                            ------------   ------------    -----------    ------------
Net sales                                                   $  3,318,196   $  5,375,379    $  8,033,366   $ 11,724,876
Cost of goods sold                                             2,032,366      3,492,083       4,848,020      8,033,712
                                                            ------------   ------------    ------------   ------------
Gross profit                                                   1,285,830      1,883,296       3,185,346      3,691,164
Noncash compensatory charges (Notes 2 and 3)                        --          140,417            --        2,671,065
Selling expenses                                                 708,052      1,328,990       1,754,293      3,092,087
General and administrative expenses                              336,926        531,908         908,250      1,562,469
                                                            ------------   ------------    ------------   ------------
Income (loss) from operations                                    240,852       (118,019)        522,803     (3,634,457)
Interest expense                                                 104,304        125,402         290,839        477,039
Bridge note discount (Note 4)                                       --             --              --          738,000
                                                            ------------   ------------    ------------   ------------
Income (loss) before provision (benefit) for income taxes        136,548       (243,421)        231,964     (4,849,496)
Provision (benefit) for income taxes                              62,566        (23,853)        101,466        (18,375)
                                                            ------------   ------------    ------------   ------------
Net income (loss)                                                 73,982       (219,568)        130,498     (4,831,121)
Dividends on preferred stock                                      15,124           --            37,151         27,248
                                                            ------------   ------------    ------------   ------------
Net income (loss) applicable to common stock                $     58,858   $   (219,568)   $     93,347   $ (4,858,369)
                                                            ============   ============    ============   =============
Net income (loss) per common share                          $        .03   $       (.07)   $        .04   $      (1.99)
                                                            ============   ============    ============   =============
Weighted average number of common shares outstanding           2,079,086      3,375,813       2,079,086      2,443,075
                                                            ============   ============    ============   =============


                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)




                                                         COMMON STOCK           ADDITIONAL
                                                 NUMBER OF                       PAID-IN         ACCUMULATED        STOCKHOLDERS'
                                                   SHARES           AMOUNT       CAPITAL          DEFICIT                EQUITY

BALANCE AT DECEMBER 31, 1995                     1,007,445       $   10,074     $       34   $     (103,109)    $      (93,001)
Issuance of common stock and warrants
     to purchase common stock (Note 3)              400,000           4,000      1,721,000                            1,725,000
Deferred consulting costs (Note 3)                                              (1,685,000)                          (1,685,000)
Amortization of deferred consulting
     costs (Note 3)                                                                381,994                              381,994
Issuance of common stock to existing
     stockholders (Note 2)                          224,761           2,248        941,748                              943,996
Release of escrow shares (Note 2)                                                1,345,075                            1,345,075
Issuance of common stock and warrants
     in connection with private
     placement (Note 4)                             180,000           1,800         34,200                               36,000
Discount on bridge note (Note 4)                                                   738,000                              738,000
Debt issue costs (Note 4)                                                         (217,000)                            (217,000)
Issuance of common stock and warrants
      in connection with initial public
      offering (Note 5)                             950,000           9,500      5,803,500                            5,813,000
Issuance of common stock to preferred
      shareholders                                  462,531           4,625         (4,625)                                ---
Issuance of common stock and warrants
      in connection with exercise of
      over-allotment option of                     169,500            1,695      1,032,255                           1,033,950
      Underwriter (Note 5)
Initial Public Offering Costs (Note 5)                                          (2,172,437)                         (2,172,437)
Payment of dividends on preferred
      stock (Note 6)                                                               (80,396)                            (80,396)
 Net loss                                                                                     (4,831,121)           (4,831,121)
                                                -----------      ------------  ----------- --------------          ------------

BALANCE AT SEPTEMBER 30, 1996                    3,394,237       $   33,942     $7,838,348 $  (4,934,230)          $  2,938,060
                                                ===========      ============  =========== ==============          ============


                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             NINE-MONTH PERIOD ENDED
                                                                                                   SEPTEMBER  30
                                                                                                1995            1996
                                                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                      $   130,498    $(4,831,121)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                            72,661        170,966
        Provision for doubtful accounts and sales discounts                                      18,000         57,875
        Provision for deferred income taxes                                                        --           (3,215)
        Noncash compensatory charges                                                               --        2,671,065
        Amortization of discount on bridge note                                                    --          738,000
        Changes in operating assets and liabilities, net of effect of purchase of the
            Cable & Co. product line:
            (Increase) in accounts receivable                                                (1,051,072)      (211,422)
            (Increase) decrease in inventory                                                   (218,589)       731,839
            (Increase) in prepaid expenses and other current assets                            (158,515)      (448,670)
            (Increase) in intangibles                                                            (4,954)          (964)
            (Increase) in other assets                                                          (61,040)          --
            (Decrease) in accounts payable                                                     (236,159)      (157,560)
            Increase (decrease) in accrued expenses and other liabilities                         9,664       (353,790)
            Increase (decrease) in income taxes payable                                          94,300        (14,300)
            Increase in deferred rent                                                            34,781         19,538
                                                                                            -----------    -----------
               Net cash used in operating activities                                         (1,370,425)    (1,631,759)
                                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                        (590,672)      (312,022)
     Purchase of Cable & Co. product line                                                    (1,401,787)          --
                                                                                            -----------    -----------
              Cash used in investing activities                                              (1,992,459)      (312,022)
                                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of public offering costs                                                               --       (2,172,437)
    Debt issue costs                                                                               --         (217,000)
    (Repayments to) Advances from factor, net                                                 1,827,243     (1,596,828)
    Repayment of term note payable                                                                 --         (130,000)
    Principal payments under capital lease obligations                                           (5,899)       (20,384)
    Principal payments of long-term note payable                                                (83,334)      (250,000)
    Proceeds from issuance of bridge notes payable                                                 --        1,764,000
    Repayment of bridge notes payable                                                              --       (1,764,000)
    Proceeds from issuance of long-term note payable                                          1,000,000           --
    Proceeds from issuance of common stock                                                      150,100      6,922,950
    Proceeds from issuance of preferred stock                                                   750,000           --
    Redemption of preferred stock                                                                  --         (500,000)
    Purchase of treasury stock                                                                 (270,000)          --
    Payment of dividends on preferred stock                                                        --          (80,396)
                                                                                            -----------    -----------
            Net cash provided by financing activities                                         3,368,110      1,955,905
                                                                                            -----------    -----------
Net increase in cash                                                                              5,226         12,124
Cash at beginning of period                                                                        --            8,010
                                                                                            -----------    -----------
Cash at end of period                                                                       $     5,226    $    20,134
                                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                               $   290,839    $   479,634
                                                                                            ===========    ===========
     Cash paid for income taxes                                                             $     1,400    $    27,036
                                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING &  FINANCING ACTIVITIES:
      Equipment purchaed under captial lease obligations                                    $   162,160    $      --

                                                                                            ===========    ===========

                 See Notes to Consolidated Financial Statements.
                                      - 6 -

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION:

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1996 is not necessarily indicative of the results of operations expected for the year ended December 31, 1996. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

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

            The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the nine-month period ended September 30, 1996:

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



                                                         Impact of       Without
                                        As Stated        Charges         Charges
Net sales                             $ 11,724,876                     $ 11,724,876
Cost of goods sold                       8,033,712                        8,033,712
                                       ------------                    ------------
Gross profit                             3,691,164                        3,691,164
Noncash compensatory charges            (2,671,065)   $  2,289,071         (381,994)
Selling expenses                        (3,092,087)                      (3,092,087)
General and administrative expenses     (1,562,469)                      (1,562,469)
                                       ------------    ------------    ------------
Loss from operations                    (3,634,457)      2,289,071       (1,345,386)
Interest expense                           477,039                          477,039
Bridge note discount                       738,000                          738,000
                                       ------------    ------------    ------------
Loss before income tax provision        (4,849,496)      2,289,071       (2,560,425)
Income tax benefit                         (18,375)                         (18,375)
                                       ------------    ------------    ------------
Net loss                                (4,831,121)      2,289,071       (2,542,050)
Dividends on preferred stock                27,248                           27,248
                                       ------------    ------------    ------------
Net loss applicable to common stock    $(4,858,369)    $  2,289,071    $ (2,569,298)
                                       ============    ============    ============

Net loss per common share              $     (1.99)                    $      (1.05)
                                       ============                    ============

Weighted average number of common
   shares outstanding                    2,443,075                        2,443,075
                                       ============                    ============




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

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


            The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 will be recognized ratably as a noncash compensatory charge over the life of the agreement. For the three-month and nine-month periods ended September 30, 1996, the Company recognized $140,417 and $381,994 respectively, of consulting expense in the accompanying consolidated statement of operations.

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

            At September 30, 1996, the Company has incurred costs in connection with the IPO and the over-allotment option in the amount of $2,172,437. These costs have been recorded as a reduction to additional paid-in capital.

6.  REDEMPTION OF PREFERRED STOCK:

            On June 19, 1996 the company redeemed and retired 43,327 shares of series A-12% cumulative preferred stock for a redemption price of $580,396, inclusive of accrued dividends of $80,396.

            In connection with the redemption, the Company issued 462,531 shares of common stock to the preferred stockholders.

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

            During the three-month period ended June 30, 1996, the Company temporarily suspended the production and marketing of the womens footwear bearing the Cable & Co. trademark and redirected the Companys production and marketing of womens footwear into the Bacco Bucci trademark. The Company does not plan to reintroduce the womens footwear bearing the Cable & Co. trademark prior to 1998.

NET SALES

            The Company's net sales for the three-month period ended September 30, 1996 were $5,375,379 as compared to net sales of $3,318,196 for the three-month period ended September 30, 1995, an increase of 62.0%. The Company believes that the increase in net sales for the three-month period ended September 30, 1996 is primarily attributable to the increase of net sales of the mens footwear bearing the Cable & Co. and Bacco Bucci trademarks. Net sales of the mens footwear bearing the Cable and Co. trademark for the three-month period ended September 30, 1996 was $3,784,210 as compared to net sales of $2,965,639 for the three-month period ended September 30, 1995, an increase of 27.6%. Net sales of the mens footwear bearing the Bacco Bucci trademark for the three-month period ended September 30, 1996 was $1,424,875 as compared to net sales of $222,591 for the three-month period ended September 30, 1995, an increase of 540.1%, which is primarily due to the fact that the mens footwear bearing the Bacco Bucci trademark was first introduced during the three-month period ended September 30, 1995. Net sales of the womens footwear bearing the Cable and Co. trademark for the three-month period ended September 30, 1996 was $105,824, which represents the liquidation of the remaining inventory of womens footwear, as compared to net sales of $129,966 for the three-month peroid ended September 30, 1995 a decrease of 18.6%. The increase in net sales is also attributable to net sales of $60,470 of womens footwear bearing the Bacco Bucci trademark.

            The Company's net sales for the nine-month period ended September 30, 1996 were $11,724,876 as compared to net sales of $8,033,366 for the nine-month period ended September 30, 1995, an increase of 46.0%. The Company believes that the increase in net sales for the nine-month period ended September 30, 1996 is primarily attributable to the increase of net sales of the men's and womens footwear bearing the Cable & Co. trademark and mens footwear bearing the Bacco Bucci trademark. Net sales of the men's footwear bearing the Cable and Co. trademark for the nine-month period ended September 30, 1996 was $8,482,030 as compared to net sales of $7,680,809 for the nine-month period ended September 30, 1995, an increase of 10.4%. Net sales of the mens footwear bearing the Bacco Bucci trademark for the nine-months ended September 30, 1996 was $2,781,331 as compare to net sales of $222,591 for the nine-months ended September

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

30, 1996, an increase of 1,149.5%, which is primarily due to the fact that the mens footwear bearing the Bacco Bucci trademark was first introduced during the three-month period ended September 30, 1995. Net sales of the womens footwear bearing the Cable and Co. name for the nine month period ended September 30, 1996 was $401,045 as compared to net sales of $129,966 for the nine month period ended September 30, 1995, an increase of 208.6%. The increase in net sales is also attributable to net sales of $60,470 of womens footwear bearing the Bacco Bucci trademark.

COST OF GOODS SOLD

            The Company's cost of goods sold for the three-month period ended September 30, 1996 was $3,492,083 as compared to $2,032,366 for the three-month period ended September 30, 1995, an increase of 71.8%. The Company believes that such increase is primarily attributable to the increase in net sales for the three-month period ended September 30, 1996.

            The Company's gross profit as a percentage of net sales was 35.0% for the three-month period ended September 30, 1996 as compared to 38.8% for the three-month period ended September 30, 1995. The Company believes that such decrease is primarily attributable to the lower initial gross profit margins on the Bacco Bucci footwear, increased freight and manufacturing costs and a decline in the exchange rate of the lira to the dollar.

            The Company's cost of goods sold for the nine-month period ended September 30, 1996 was $8,033,712 as compared to $4,848,020 for the nine-month period ended September 30, 1996, an increase of 65.7%. The Company believes that such increase is primarily attributable to the increase in net sales for the nine-month period ended September 30, 1996. The Company's gross profit as a percentage of net sales was 31.5% for the nine-month period ended September 30, 1996 as compare to 39.7% for the nine-month period ended September 30, 1995. The Company believes that such a decrease is primarily attributable to the lower initial gross profit margins on the Bacco Bucci and women's footwear, increased freight and manufacturing costs and a decline in the exchange rate of the lira to the dollar. The Company believes that such decrease in gross profit is also attributable to a substantial markdown taken during the three-month period ended June 30, 1996 in relation to the temporary suspension of the womens footwear bearing the Cable & Co. trademark. The Company also believes that the decrease in gross profit margin is attributable to a major pre-season promotion, in May 1996, of Cable & Co. mens footwear with a customer at a reduced gross profit.

NONCASH COMPENSATORY CHARGES

            For the nine-month period ended September 30, 1996 the Company incurred noncash compensatory charges of $2,671,065. Of such amount (i) $381,994 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's Chairman of the Board, President and Chief Executive Officer, Alan Kandall, the Company's Executive Vice President, Treasurer and Chief Financial Officer, and Alberto Salvucci, a principal stockholder of the Company, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

            During the three-month period ended September 30, 1996 the Company incurred noncash compensatory charges of $140,417. This is attributable to shares of common stock issued pursuant to an international consulting agreement, which is being amortized over a three-year period..

OPERATING EXPENSES

            The Company's selling and general and administrative expenses for the three-month period ended September 30, 1996 were $1,860,898, 34.6% as a percentage of net sales, as compared to selling and general

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and administrative expenses for the three-month period ended September 30, 1995 of $1,044,978, 31.5% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, including commissions, shipping and factoring costs, expenses incurred in connection with severing the Company's business with Hongson, Inc., additional costs attributable to launching the Bacco Bucci lines in 1996, including increased selling expenses and sampling costs, show expenses, additional marketing and advertising expenses and increased royalty and factoring costs.

            The Company's selling and general and administrative expenses for the nine-month period ended September 30, 1996 were $4,654,556, 39.7% as a percentage of net sales, as compared to selling and general and administrative expenses for the nine-month period ended September 30, 1995 of $2,662,543, 33.1% as a percentage of net sales. The company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, including commissions, shipping expenses and factoring costs, expenses incurred in connection with severing the Company's business with Hongson, Inc., additional costs attributable to launching the Bacco Bucci line and the women's footwear line in 1996, including increased selling expenses and sampling costs, show expenses, additional marketing and advertising expenses, higher rent expenses and increased factoring costs. In addition, management believes that the increase is also attributable to increased warehouse costs of approximately $43,000 which resulted from the Company terminating its warehouse lease and moving its inventory and increased depreciation charges of approximately $92,000.


INTEREST EXPENSE AND BRIDGE NOTE DISCOUNT

            The Company's interest expense for the three-month period ended September 30, 1996 was $125,402 as compared to interest expense for the three-month period ended September 30, 1995 of $104,304, an increase of 20.2%. The Company believes that the increase is primarily attributable to an increase in borrowing relating to the higher sales and inventory levels for the three-month period ended Septebmer 30, 1996.

            The Company's interest expense for the nine-month period ended September 30, 1996 was $477,039 as compared to interest expense for the nine-month period ended September 30, 1995 of $290,839, an increase of 64.0%. The Company believes that the increase is primarily attributable to an increase in borrowing relating to the higher sales and inventory levels for the nine-month period ended Septebmer 30, 1996. together with additional borrowing attributable to the purchase in October 1995 of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, the Company incurred interest expense on the Bridge Notes payable in the amount of $69,585.

            For the nine-month period ended September 30, 1996, the Company incurred a charge of $738,000 in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has funded its requirements for the Acquisition, working capital, capital expenditures and the purchase of stock from a former shareholder from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller") , a $1,800,000 private placement (the " Bridge Financing") and a $6,846,950 IPO, inclusive of an over-allotment option of $1,033,950. As of September 30, 1996, the Company had working capital of $1,246,420 and a debt to equity ratio of 1.1 to 1.

            The Company's obligations to Heller include a collateral installment note in the original principal amount of $1,000,000 of which $583,333 was outstanding as of September 30, 1996. The collateral installment

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

note is payable in 36 monthly installments of $27,777 and bears interest at 3.0% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). The Inventory Loan bears interest at 1.5% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre-approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At September 30, 1996, $697,862 of the $4,526,157 (15.4%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.00% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

            In March, 1996, the Company consummated the Bridge Financing of 36 units (the "Units") at a purchase price of $50,000 per Unit, $1,800,000 in the aggregate. Each Unit consisted of the Company's 11.0% Bridge Note in the original principal amount of $49,000, 5,000 shares of Common Stock and 5,000 common share purchase warrants (the "Bridge Warrants"). The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the proceeds from the sale of 950,000 shares of common stock and 1,130,000 common share purchase warrants. The gross proceeds from the sale were $5,813,000. The proceeds were also used to redeem, on June 19, 1996, 43,327 shares of preferred stock in the amount of $580,396, inclusive of accrued dividends. In conjunction with the redemption of the preferred stock, 462,531 shares of Common Stock have been issued to the preferred shareholders.

            On July 10, 1996, the Underwriter exercised its over-allotment option (the "Over-allotment") to purchase an additional 169,500 shares of common stock and 169,500 common stock purchase warrants at an over-allotment price of $6.00 per share and $.10 per warrant. The gross proceeds of the Over-allotment were $1,033,950.

            The Company believes that the proceeds of the IPO, together with net cash provided by operations and available borrowings under the Company's credit facility, should be sufficient to meet its immediate anticipated cash requirements. However, it is anticipated that additional financing will be required for future operations and expansion.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION
                        None.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (A) EXHIBITS
                        Please see Exhibit Index on page 16.

            (B) REPORTS ON FORM 8-K
                        None.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                  EXHIBIT INDEX


NUMBER                                                      DESCRIPTION OF EXHIBIT

1.1         Form of Underwriting Agreement between the Company and State Street Capital Markets, Corp.
            ( the "Underwriter") *
2.1         Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc. as seller and Cable & Co.
            Worldwide, Inc. as buyer. *
3.1         Certificate of Incorporation of the Company, as amended. *
3.2         By-Laws of the Company. *
4.1         Form of Warrant Agreement between the Company and American Stock Transfer & Trust, as warrant agent. *
4.2         Specimen Certificate of the Company's Common Stock. *
4.3         1996 Stock Option Plan. *
4.4         Specimen Certificate of the Company's Warrant. *
4.5         Form of Underwriter's Purchase Option. *
4.6         Form of Bridge Warrant. *
4.7         Form of Bridge Note. *
10.1        Employment Agreement dated as of January 1, 1995 between the Company and David Albahari. *
10.2        Employment Agreement dated as of January 1, 1995 between the Company and Alan Kandall. *
10.3        Agreements between the Company and Heller Financial, Inc. *
10.4        Intentionally omitted.
10.5        Agreement dated as of the 26th day of January 1996 between U.K. Hyde Park Consultants, Ltd.
            and the Company. *
10.6        Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company
            Enterprises, Ltd., as tenant. *
10.7        Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Company
            Enterprises, Ltd., as tenant. *
10.8        Financial Consulting Agreement between the Underwriter and the Company.*
10.9        Agreements between Gruntal & Co., Inc. and the Company. *
21.1        List of Subsidiaries. *
27          Financial Data Schedule
99.1        Cable & Co. Trademark Registration from the United States Patent and Trademark Office. *

* Previously filed with the Company's Registration Statement, Registration No. 333-3000

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CABLE & CO. WORLDWIDE, INC.
                              (Registrant)


Date: November 14, 1996
                              Alan Kandall
                              Executive Vice-President; Chief Financial Officer