Form 10KSB
period 1996-12-31
CABLE & CO WORLDWIDE INC
filed 1997-04-15
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______________  to ______________

                         Commission File Number 0-20769

                           CABLE & CO. WORLDWIDE, INC.
                 (Name of small business issuer in its charter)

        Delaware                                          22-3341195
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   724 Fifth Avenue, New York, New York 10019
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 489-9686

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of Class)

                                    Warrants
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES     X                NO

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.   $13,522,166.


The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of February 28, 1997 was 5,406,468, with an approximate aggregate market value of $3,125,614 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of February 28, 1997 was 6,618,658.

                                TABLE OF CONTENTS

                                      Page
                         Item Number and Caption Number

PART I


           Item 1.   Description of Business..................................4
           Item 2.   Description of Properties...............................11
           Item 3.   Legal Proceedings.......................................11
           Item 4.   Submission of Matters to a Vote of Securityholders......11

PART II

           Item 5.   Market for Registrant's Common Equity
                                  and Related Stockholder Matters............12
           Item 6.   Management's Discussion and Analysis of Financial
                                  Condition and Results of Operation.........13
           Item 7.   Financial Statements....................................17
           Item 8.   Changes in and Disagreements with Accountants on
                                  Accounting and Financial Disclosure........17

PART III

           Item 9.   Directors,  Executive Officers,  Promoters and
                                 Control Persons; Compliance with
                                 Section 16(a) of the Exchange Act...........17
           Item 10.  Executive Compensation .................................19
           Item 11.  Security Ownership of Certain Beneficial
                                  Owners and Management......................21
           Item 12.  Certain Relationships and Related Transactions..........22
           Item 13.   Exhibits and Reports on Form 8-K.......................23

Item 1.         Description of Business

          Cable & Co. Worldwide, Inc. (the "Company") designs, imports and markets on a wholesale basis a broad range of men's footwear bearing the Cable & Co.(R) trademark and Bacco Bucci(R) trademark. The Company markets its products to approximately 1,500 department and specialty store locations in the United States. The Company's products are designed to appeal to fashion conscious consumers. The Company's footwear consists of men's casual and dress shoes. The Company has licensed the right to use the Bacco Bucci trademark from D&D Design and Details Limited ("D&D Design"), an entity controlled by Alberto Salvucci, a principal stockholder of the Company. In January 1997 Mr. Salvucci was elected to the board of directors of the Company and named Chairman of the Board. The retail price of the men's shoes sold under the Cable & Co. trademark ranges from $150 to $175 for casual shoes and from $190 to $230 for dress shoes. The retail price of the men's casual shoes sold under the Bacco Bucci trademark ranges from $120 to $140.

          The Company believes that its footwear is comfortable, fashionable and practical. The Company incorporates technically sophisticated designs into the construction of its footwear, which is intended to be worn with casual or business attire. The Company's footwear, consistent with men's footwear in general, is less style-driven than women's footwear. The Company sells approximately 35 styles of men's shoes each season bearing the Cable & Co. trademark and approximately 20 styles under the Bacco Bucci brand name.

          The Company plans to increase revenues by increasing sales to existing accounts, establishing new accounts, developing high quality shoes with styling and design detail to sell at competitive prices and expanding the Company's marketing programs and to globalize the brands Cable & Co. and Bacco Bucci. The Company intends to increase its marketing to include direct mail, but does not intend to do so prior to fiscal 1998. However, there can be no assurance that the Company will do so. The Company intends to globalize the sales of its products and to lease or acquire manufacturing facilities. The Company also intends to explore opportunities to license rights to related products such as belts, wallets, accessories and other small leather goods. In addition, the Company may seek to grant license rights to the Cable & Co. trademark. There can be no assurance that the Company will be able to achieve such objectives.

          The Company was formed on November 10, 1994 to acquire certain net assets of Hongson, Inc. used in the sale and marketing of footwear bearing the Cable & Co. trademark (the "Acquired Net Assets"). The Company purchased the Acquired Net Assets effective as of the close of business on December 31, 1994 for a net purchase price of $1,401,787 (the "Acquisition"). The Company acquired all of the rights of Hongson, Inc. to use the Cable & Co. trademark in the Western Hemisphere. Cable & Co. S.R.L., an entity controlled by Alberto Salvucci, Chairman of Board, a director and a principal stockholder of the Company, owns the rights to use the Cable & Co. trademark in Europe and the Company believes that International Hongson, Inc., an affiliate of Hongson, Inc., owns the rights to use the Cable & Co. trademark in Asia and that Hongson, Inc. is no longer doing business. See "- Acquisition."

          Prior to the Acquisition, Alberto Salvucci, Chairman of the Board, a director and a principal stockholder of the Company, through Cable & Co. S.R.L., identified raw materials and provided design and production services for the Cable & Co. product line of Hongson, Inc. Mr. Salvucci, through Cable & Co. S.R.L. and D&D Design, continues to provide substantially the same services to the Company. In addition, Alan Kandall, Chief Operating Officer, Executive Vice President, Treasurer, Chief Financial Officer, a director and a principal stockholder of the Company, was the chief financial officer of Hongson, Inc. and David Albahari, President, Chief Executive Officer, a director and a principal stockholder of the Company, was the president of the Cable & Co. product line of Hongson, Inc. See "- Acquisition," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

          The Company's principal executive office is located at 724 Fifth Avenue, New York, New York 10019, and its telephone number is (212) 489-9686.

Distribution and Wholesale Operations

          The Company's products are distributed to approximately 700 customers for sale in approximately 1,500 store locations in the United States. Approximately 42% of the Company's sales were made to four customers, including 18% to one customer during the year ended December 31, 1996. The Company markets its products to (i) major department stores and specialty stores, such as Bloomingdales, Dillard Department Stores, Inc., Nordstrom, Inc. and R.H. Macy & Co., Inc., (ii) upscale specialty retailers, such as Saks Fifth Avenue, Lord & Taylor and Parisian, and (iii) upscale shoe and apparel merchants. Out-of-season products are sold only through a select channel of distribution.

          The Company's strategy has been to provide marketing and management support to its customers by producing what management believes to be strong image advertising campaigns. The Company markets its product line and introduces new styles at industry-wide footwear shows, which occur during the year in Las
Vegas and New York, and at regional shows throughout the year. These shows afford the Company an opportunity to assess demand for its products. After each show, the Company's agents and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The Company also facilitates sales by offering what management believes are creative, quality products and maintaining adequate inventory levels of new products as well as products included in the Company's "open stock" program. The Company's "open stock" program enables customers to order individual pairs of shoes from the Company's inventory, primarily through an electronic data interchange system. See "- Management Information Systems."

Design

          The Company believes that its success will depend in substantial part on its ability to originate and define fashion trends as well as to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company retains Cable & Co. S.R.L.

and D&D Design, both of which are controlled by Alberto Salvucci, Chairman of the Board, a director and a principal stockholder of the Company, to provide design, production and production control services. The process of designing and introducing a new product takes approximately three to four months. The Company's management works with Cable & Co. S.R.L. and D&D Design to create a design which they believe fits the Company's image, reflects current or approaching trends and can be manufactured cost-effectively. Once the initial design is complete, a prototype is developed, fit trials are conducted and the prototype is reviewed and refined prior to commencement of production. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Manufacturing

          The Company does not own or operate any manufacturing facilities and purchases its products through independently owned manufacturers located primarily in Italy. However, the Company plans to lease a manufacturing facility in Montegranaro, Italy in the second quarter of 1997. Cable & Co. S.R.L. maintains an office in Montegranaro, Italy and monitors the production, quality and timely distribution of the Company's products.

          The footwear marketed by the Company is produced primarily in Italy because management believes that Italian manufacturers can satisfy the Company's quality control requirements. Approximately 89% of the dollar value of its footwear purchases in 1996 were purchased from three manufacturers in Italy. The Company is generally the largest customer of these manufacturers and has established long-standing relationships with most of them.

          In advance of the Fall and Spring selling seasons, the Company's management works with Cable & Co. S.R.L. to develop new products for industry trade shows and with manufacturers to determine production costs, materials, minimum quantities and component requirements for new styles. Based on indications of interest obtained at trade shows and initial purchasing commitments from retailers, the Company places production orders with its manufacturers. To maintain inventory positions, the Company places manufacturing orders prior to receiving firm commitments. Once an order has been placed, delivery time ranges from 10 weeks to three months depending on whether the construction is new or is currently in production. The Company, primarily through Cable & Co., S.R.L., monitors product quality through inspections at the factories throughout the production process and upon receipt. To reduce the risk of inventory overstocking, the Company monitors sales data on a weekly basis.

Advertising and Marketing

          The Company markets its products based on the design and quality specifications of such products. The Company believes that its advertising campaigns have resulted in increased sales and consumer awareness of its products. The Company's advertisements appear in men's fashion publications and related general interest publications, including GQ, Esquire, Details, Cigar Aficianado, Smoke and Men's Journal. The Company spent approximately $1,352,000 on advertising in 1996. In order to strengthen brand awareness of its products and increase sales, the Company intends to continue to be actively involved in the development of marketing and merchandising programs. As part of this effort, the Company provides cooperative marketing programs, sales incentives and sales promotions.

          The Company has an in-house direct "teleservicing" department which is responsible for maintaining and servicing the Company's present customer list, referring retail customers to local retail stores to purchase advertised and non-advertised products and to provide product information. Currently, this function is performed by the Company during normal business hours using a toll free telephone number.

          Substantially all of the Company's footwear is sold in the United States and, to a lesser extent, in Canada. In consultation with U.K. Hyde Park Consultants, Ltd., the Company intends to explore the feasibility of marketing its footwear to countries in Central and South America. See "EXECUTIVE COMPENSATION -Employment and Consulting Agreements."

Product Delivery

          Once manufacturing is completed overseas, the Company's products are inspected, packed and shipped by air and boat to the United States. Thereafter, the products are transported by truck to an independent warehouse facility utilized by the Company. The products are then shipped to the Company's customers. By maintaining significant inventory positions, the Company strives to fill "open stock" customer orders within 72 hours. While the Company's "open stock" program requires an increased investment in inventories, management believes that it is an important service for its customers, allowing them to manage inventory levels more effectively.

Management Information Systems

          Information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information system was designed to provide, among other things, comprehensive order processing, production, accounting and management information for the importing, distribution and marketing aspects of the Company's business. The Company has installed an electronic data interchange system which provides a computer link between the Company and certain of its wholesale customers that enable both the customer and the Company to monitor purchases, shipments and invoicing.

Trademarks

          Cable & Co.(R) is a registered trademark of the Company in the United States, Canada and several Central and South American countries. The registered trademark includes footwear and related products. The Company believes that the Cable & Co. trademark contributes significantly in the marketing of its products. In addition, a trademark application has been filed in the United States by Alberto Salvucci for Bacco Bucci. However, the trademark registration has not been granted, and there can be no assurance concerning when or if such registration will be effected.

Competition

          Competition in the footwear industry is intense. The Company's products compete with other branded products within their product category sold by retailers. In varying degrees depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations. The Company competes with numerous manufacturers, importers and distributors of footwear and accessories for the limited shelf-space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows access by new market entrants. The Company believes that its ability to deliver quality merchandise in a timely manner is a critical competitive factor, particularly in connection with the introduction of new product lines. The Company's ability to maintain existing relationships and develop new relationships with foreign manufacturers is another important element in its ability to compete. Some of the Company's competitors are larger, have achieved greater recognition for their brand names, have captured greater market share and have substantially greater financial, distribution, marketing and other resources than the Company.

Government Regulation

          Although the goods sold by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could adversely affect the Company's operations and its ability to import its products. In accordance with the 1993 Harmonized Tariff Schedule, a fixed duty structure is in effect for the United States. The Company pays import duties on its products ranging from approximately 8.5% to 10%, depending on the principal component and whether the product is men's or women's footwear. Other restrictions on the importation of footwear are periodically considered by the United States Congress and no assurances can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be imposed or made more restrictive.

          The Company imports a large portion of its products from Italy. Italy is on the "watch list" maintained by the United States Trade Representative ("USTR") for purposes of monitoring protection of intellectual property rights. According to the USTR, its consultations with Italy have contributed to an improved and stronger legal framework for the protection of intellectual property rights. If the USTR were to determine that Italy's actions, policies, or practices with respect to intellectual property rights are actionable, sanctions against imports from Italy, including higher duties, could be imposed.

Seasonality

          The Company's business is subject to seasonal variations. Historically in the footwear industry, a significant portion of the Company's sales are realized during the spring and fall fashion seasons, the Company's first and third quarters, respectively, and levels of sales are generally lower during the winter and summer fashion seasons, the Company's second and fourth quarters, respectively. If the Company's sales were to be substantially below seasonal norms during the spring and fall fashion seasons, the Company's annual results could be materially and adversely affected. The Company must make decisions regarding how much inventory to buy well in advance of anticipated sale. Deviations in actual from projected demand for products could have an adverse affect on the Company's sales and profitability.

Backlog

          As of December 31, 1996, the Company had unfilled customers orders of approximately $3,927,000. The Company's backlog is affected by a number of factors, including seasonality and customer purchases of its products through the Company's "open stock" program. To date, the Company has not experienced material returns of its products or material cancellations of orders.

Employees

          As of December 31, 1996, the Company had 30 full-time employees of which 13 were involved in sales and 17 in general management and administration. In addition, the Company utilizes the services of 6 independent exclusive sales agents on a regular basis. The Company believes its success depends upon its ability to identify, hire and retain capable personnel. As there is significant competition for qualified personnel, there can be no assurance that the Company will succeed in recruiting or retaining suitable staff. The Company considers its relations with its employees, none of whom are covered by collective bargaining agreements, to be excellent.

Insurance

          The Company maintains insurance coverage including workers' compensation coverage, and liability insurance in respect of hazards on the Company's business premises. The Company carries a general liability policy which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate.

Acquisition

          On January 16, 1995, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") providing for the purchase from Hongson, Inc. of the Acquired Net Assets. The Company consummated the purchase of the Acquired Net Assets on February 16, 1995. However, the Company was entitled to all of the income, and responsible for all of the expenses, in connection with the Acquired Net Assets as of the close of business on December 31, 1994. The net purchase price for the Acquired Net Assets was $1,401,787. The Company believes that the assets of Hongson, Inc. have been liquidated and that Hongson, Inc. is no longer doing business. In connection with the Acquisition, Harry Chen, a principal stockholder of Hongson, Inc., was issued 266,880 shares of Common Stock for an aggregate purchase price of $100.

          As a condition of the Asset Purchase Agreement, David Albahari, Alan Kandall, Alberto Salvucci, Harry Chen and the Company entered into a stockholders agreement (the "Stockholders Agreement") with respect to their shares of Common Stock. Pursuant to the Stockholders Agreement, Mr. Salvucci, Mr. Kandall and Mr. Albahari (the "Management Group") agreed not to sell their shares of Common Stock for nine months if the Company either merged with an entity having a publicly traded class of securities or registered its shares under the Securities Act without the consent of the Company's investment advisor or underwriter, respectively. The Management Group also placed an aggregate of 320,256 shares of Common Stock in escrow which were not to be released to the Management Group unless the Company satisfied certain performance criteria (the "Escrow Shares"). The Stockholders Agreement was to expire on the earlier of a merger of the Company, the date upon which the Company consummated the sale of its securities pursuant to a registration statement filed under the Securities Act or on the fifteenth anniversary of the Stockholders Agreement. In January 1996, the Company terminated the Stockholders Agreement and released all of the Escrow Shares to the Management Group, although the terms for the release of the Escrow Shares had not yet been satisfied.

          In October 1995, the Company purchased all of Mr. Chen's remaining interest in the Company, namely, 266,880 shares of Common Stock, and 21,660 shares of Preferred Stock which Mr. Chen purchased for $250,000 in 1995 as a part of a private placement of the Company's Series A Preferred Stock (the "1995 Financing"). Of the $400,000 purchase price, $132,500 was attributable to the 266,880 shares of Common Stock and $267,500 was attributable to the 21,660 shares of Preferred Stock and the accrued dividends thereon. The Company allocated the $132,500 it paid for Mr. Chen's 266,880 shares of Common Stock to the net purchase price paid for the Acquired Net Assets in the Acquisition. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Item 2.         Description of Properties

          The Company, through its wholly-owned subsidiary Cable & Company Enterprises, Ltd., leases approximately 4,500 square feet at 724 Fifth Avenue, New York, New York at a monthly base rental of $9,750, which increases to $10,500 per month commencing in May 2000. The lease expires on July 31, 2005 and the space is utilized as the Company's executive office and showroom. In addition, the Company, through Cable & Company Enterprises, Ltd., leases approximately 2,800 square feet of office space in Edison, New Jersey at a monthly base rental of $4,086, which amount increases each year of the lease to a maximum of $4,981 in September 1999. The lease expires on September 30, 2000.


Item 3.         Legal Proceedings

          The Company is not a party to any material pending litigation.


Item 4.         Submission of Matters to a Vote of Securityholders

                None

                                     PART II

Item 5.         Market for Common Equity and Related Stockholder Matters.

Market Information

          The Common Stock and Warrants are quoted on the NASDAQ SmallCap Market under the symbols "CCWW" and "CCWWW," respectively and commenced trading in June 1996. The following table sets forth the range of high and low bid quotations as reported by The NASDAQ SmallCap Market for the Common Stock, for the quarters indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                  Common Stock
                                                 High                      Low
1996
Second Quarter                                 10 1/2                     8 1/2
Third Quarter                                  11 1/4                     2 1/4
Fourth Quarter                                2 15/16                       3/4
1997
First Quarter                                 1 11/32                      5/16
(through February 28, 1997)



Holders

          As of December 31, 1996, the Company had approximately 58 record holders of its Common Stock.

Dividends

          The Company has not paid any dividends on its Common Stock since its inception. The Company has no intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use any earnings to generate increased growth. The payment by the Company of cash dividends, if any, in the future rests within the discretion of its Board of Directors and, among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company's loan agreements with Heller Financial, Inc., prohibit the payment of dividends if such payment would cause the Company to violate any of the Company's financial covenants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

          When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects" "will continue," "is anticipated,"
"estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

Net Sales

          The Company's net sales for the year ended December 31, 1996 were $13,522,166 as compared to net sales of $10,432,926 for the year ended December 31, 1995, an increase of 29.6%. The Company believes that the increase in net sales for the year ended December 31, 1996 is primarily attributable to the increase of net sales of men's footwear bearing the Bacco Bucci trademark and women's footwear bearing the Cable & Co. trademark. Net sales of the men's footwear bearing the Bacco Bucci trademark, for the year ended December 31, 1996 was $3,580,722 as compared to net sales of $524,830 for the year ended December 31, 1995, an increase of 582.3%, which is primarily due to the fact that the men's footwear bearing the Bacco Bucci trademark was first introduced during the fourth quarter of the year ended December 31, 1995. Net sales of the women's footwear bearing the Cable and Co. trademark for the year ended December 31, 1996 was $401,081, which represents the liquidation of the remaining inventory of women's footwear, as compared to net sales of $289,550 for the year December 31, 1995, an increase of 38.5%. The increase in net sales is also attributable to net sales of $64,454 of women's footwear bearing the Bacco Bucci trademark. Net sales of the men's footwear bearing the Cable & Co. trademark was $9,475,909 for the year ended December 31, 1996, as compared to $9,618,546 for the year ended December 31, 1995, a decrease of 1.5%. The decrease is primarily attributable to markdowns taken on some styles that were not performing well at retail. For the year ended December 31, 1996 markdown sales for the men's footwear bearing the Cable & Co. trademark was 14.7% of net sales as compared to 10.2% of net sales for the year ended December 31, 1995.

          During the year ended December 31, 1996, the Company temporarily suspended the production and marketing of the women's footwear bearing the Cable & Co. trademark and redirected the Company's production and marketing of women's footwear into the Bacco Bucci trademark. As of December 31, 1996 the Company has temporarily suspended the production and marketing of the women's footwear bearing the Bacco Bucci trademark. The Company does not plan to reintroduce the women's footwear bearing either the Cable & Co. trademark or the Bacco Bucci trademark prior to fiscal 1998 in order to focus the Company's resources on the continued development of the Bacco Bucci product line.

Cost of Goods Sold

          The Company's cost of goods sold for the year ended December 31, 1996 was $10,211,283 as compared to $6,397,568 for the year ended December 31, 1995, an increase of 59.6%. The Company believes that such increase is primarily attributable to the increase in net sales for the year ended December 31, 1996. The Company's gross profit as a percentage of net sales was 24.5% for the year ended December 31, 1996 as compared to 38.7% for the year ended December 31, 1995. The Company believes that such a decrease is primarily attributable to the lower initial gross profit margins on the Bacco Bucci and women's footwear, increased freight and manufacturing costs, a decline in the exchange rate of the lira to the dollar, an increase in the quantity and size of the markdowns taken on men's footwear bearing the Cable & Co. trademark as well as substantial markdowns in relation to the temporary suspension of the women's footwear bearing the Cable & Co. trademark. The decline in the exchange rate of the lira to the dollar created a foreign currency transaction loss of approximately $217,000 for the year ended December 31, 1996, as compared to a foreign currency transaction gain of approximately $57,000 for the year ended December 31, 1995. Markdown sales for the men's footwear bearing the Cable & Co. trademark for the year ended December 31, 1996 was 14.7% of net sales as compared to 10.2% of net sales for the year December 31, 1995, yielding a gross profit margin of (5.9%) and 10.9% respectively. Markdown sales for the men's footwear bearing the Bacco Bucci trademark for the year ended December 31, 1996 was 4.0% of net sales as compared to no markdown sales for the year ended December 31, 1995, yielding a gross margin of 12.7% for the year ended December 31, 1996. For the year ended December 31, 1996, markdown sales for the women's footwear bearing the Cable & Co. trademark was 52.0% of net sales as compared to no markdown sales for the year ended December 31, 1995, yielding a gross margin of (19.8%) for the year ended December 31, 1996. The Company also believes that the decrease in gross profit margin is attributable to a major pre-season promotion, in May and September 1996, of Cable & Co. men's footwear with a customer at a reduced gross profit.

Noncash Compensatory Charges

          For the year ended December 31, 1996 the Company incurred non-cash compensatory charges of $2,811,481. Of such amount (i) $522,410 is attributable to shares of Common Stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of Common Stock held by Alberto Salvucci, the Company's Chairman of the Board, Alan Kandall, the Company's Chief Operating Officer, Executive Vice President, Treasurer and Chief Financial Officer, and David Albahari, the Company's President and Chief Executive Officer, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Salvucci, Mr. Kandall and Mr. Albahari.

Operating Expenses

          The Company's selling and general and administrative expenses for the year ended December 31, 1996 were $6,617,228, 48.9% as a percentage of net sales, as compared to selling and general and administrative expenses for the year ended December 31, 1995 of $3,665,370, 35.1% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, including commissions, shipping expenses and factoring costs. Commissions, shipping expenses, and factoring costs for the year ended December 31, 1996 were $1,492,212, 11.0% of net sales, as compared to commissions, shipping expenses and factoring costs for the year ended December 31, 1995 of $837,142, 8.0% of net sales. The increase in commissions, shipping expenses, and factoring costs as a percentage of net sales is primarily attributable to an increase in shipping expenses during the year ended December 31, 1996, which resulted from the termination of the Company's warehouse lease. The shipping costs for the year ended December 31, 1996 include higher warehouse rates in conjunction with the new warehouse lease, as well as additional costs of approximately $43,000 for moving the Company's inventory. The increase in commissions, shipping expenses, and factoring costs as a percentage of net sales is also attributable to increased commission costs as a result of the launching of the Bacco Bucci line and the suspension of the women's footwear bearing the Cable & Co. trademark. In addition, management believes that the increase in selling and general and administrative expenses is also attributable to the increase in advertising costs. Advertising costs for the year ended December 31, 1996 were $1,351,976, 10.0% of net sales, as compared to $629,058, 6% of net sales for the year ended December 31, 1995. The increase in advertising costs is attributable to an increase in the advertising budget for the year ended December 31, 1996. Management also believes that the increase in selling and general and administrative expenses is also attributable to expenses incurred in connection with severing the Company's business with Hongson, Inc. in 1995, increased depreciation charges of approximately $119,000 and additional costs attributable to launching the Bacco Bucci line and the women's footwear line in 1996, including increased selling expenses and sampling costs, show expenses, additional marketing and advertising expenses, higher rent expenses and increased factoring costs.

Interest Expense and Bridge Note Discount

          The Company's interest expense for the year ended December 31, 1996 was $577,579 as compared to interest expense for the year ended December 31, 1995 of $429,197, an increase of 34.6%. The Company believes that the increase is primarily attributable to an increase in borrowing relating to the higher sales and inventory levels for the year ended December 31, 1996, together with additional borrowing attributable to the purchase in October 1995 of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, the Company incurred interest expense on the Bridge Notes payable in the amount of $69,585.

          For the year ended December 31, 1996, the Company incurred a charge of $738,000 relating to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount.

Liquidity and Capital Resources

          The Company has funded its requirements for the Acquisition, working capital, capital expenditures and the purchase of stock from a former shareholder from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the "Bridge Financing'), a public offering of the Company's securities which resulted in gross proceeds to the Company of $6,846,950 and an off-shore financing which resulted in gross proceeds of $2,739,750. As of December 31, 1996, the Company had working capital of $821,292 and a debt to equity ratio of 1.3 to 1.

          The Company's  obligations to Heller include a collateral  installment note in the original principal amount of $1,000,000 of which $500,000 was outstanding as of December 31, 1996. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3.0% above the prime rate of Chase Manhattan Bank, N.A. ("Chase)". In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). The Inventory Loan bears interest at 1.5% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre-approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At December 31, 1996, $690,850 of the $2,034,375 (24.5%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.0% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

          In March, 1996, the Company consummated the Bridge Financing of 36 units (the "Units") at a purchase price of $50,000 per Unit, $1,800,00 in the aggregate. Each Unit consisted of the Company's 11.0% Bridge Note in the original principal amount of $49,000, 5,000 shares of Common Stock and 5,000 Common Stock purchase warrants (the "Bridge Warrants"). The Bridge Notes were repaid in June 1996, with accrued interest, in the amount of $1,833,585 from the net proceeds from the sale of 1,119,500 shares of Common Stock and 1,299,500 Common Stock purchase warrants (the "Initial Public Offering"). The gross proceeds to the Company from the Initial Public Offering were $6,846,950. The proceeds were also used to redeem 43,327 shares of the Company's Series A preferred stock at a redemption price of $580,396, inclusive of accrued dividends. In conjunction with the redemption of the Series A preferred stock, 462,531 shares of Common Stock has been issued to the preferred shareholders.

          In November 1996, the Company completed an offshore financing (the "Offshore Financing") offering whereby the Company issued 3,653 shares of the Company's Series B preferred stock for a price of $750 per share. The gross proceeds received in such offering was $2,739,750.

          During the second quarter of 1997 the Company plans to lease a manufacturing facility in Montegranaro, Italy. It is anticipated that the Company will expend approximately $200,000 of working capital in connection with the commencement of operations of the manufacturing facility.

          The Company anticipates acquiring the balance of the worldwide rights, except for the United Kingdom and Taiwan, to the "Cable & Co." trademark from Cable & Co. S.R.L., in fiscal 1997. It is anticipated that the cash portion of the purchase price will be approximately $1,250,000, of which $250,000 will be paid in fiscal 1997. The Company also plans to purchase the rights to the "Bacco Bucci" trademark for a purchase price of $3,000,000 of which $200,000 will be paid in fiscal 1997. The Company anticipates that the cash portion of the purchase price will be offset by the savings from projected royalty payments. However, there is not yet a definitive agreement and there can be no assurances that the Company will acquire such rights.

                The Company believes that net cash provided by operations and available borrowings under the Company's credit facility, should be sufficient to meet its anticipated operating cash requirements for at least the next 12 months. However, additional funds may be required for expansion.


Item 7.         Financial Statements.

          See Index immediately following the signature page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


          None.


                                    PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

          The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                   Age    Position

Alberto Salvucci       42     Chairman of the Board and Director
Alan Kandall           53     Chief Operating Officer, Executive Vice President,
                              Chief Financial Officer, Treasurer and Director
David Albahari         41     President, Chief Executive Officer and Director
Martin C. Licht        55     Secretary and Director


          The Company's officers are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removals by the Company's Board of Directors from such positions. The Company's directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or their respective deaths, resignations or removals by the Company's stockholders from such positions. The Company intends to establish an Audit Committee, a Stock Option Committee and a Compensation Committee .

          The following is a brief summary of the background of each executive officer and director:

          Alberto Salvucci has been the Chairman of the Board since January 1997. Mr. Salvucci has been the President of Cable & Co. S.R.L. since 1988. He has provided design, production and production control services to the Company since its inception and provided similar services to Hongson, Inc. commencing in 1989 through February 1995.

          Alan Kandall has served as the Executive Vice President, Chief Financial Officer, and Treasurer of the Company and a member of the Board of Directors since its inception. In January 1997 Mr. Kandall was named Chief Operating Officer of the Company. From April 1993 through February 1995, Mr. Kandall was the Chief Financial Officer of Hongson, Inc., which the Company believes has been liquidated and is no longer doing business. From June 1992 to March 1993, Mr. Kandall was the Chief Financial Officer of Publix Corp. From January 1992 through May 1992, Mr. Kandall was the Chief Financial Officer of Orle, Inc. From 1988 through 1991, Mr. Kandall was the Chief Financial Officer of Barbizon Corporation.

          David Albahari has been the President and Chief Executive Officer of the Company and a member of the Board of Directors since its inception. Mr. Albahari was the Chairman of the Board through January 1997 at which time
Alberto Salvucci became a director and Chairman of the Board. From May 1989 until February 1995, Mr. Albahari was the President of the Cable & Co. product line of Hongson, Inc., which the Company believes has been liquidated and is no longer doing business. From 1986 through 1989, Mr. Albahari was President of the men's footwear division of Kenneth Cole Productions Inc. From 1985 through 1986, Mr. Albahari served as Vice President Men's of Mark Alpert, a footwear company. From 1978 through 1985, Mr. Albahari was employed by Saks Fifth Avenue as a buyer for men's footwear, men's furnishings and women's footwear. From 1976 through 1978 Mr. Albahari was a junior executive at R.H. Macy & Co. and attended their executive training program.

          Martin C. Licht has served as Secretary and a member of the Company's Board of Directors since its inception. He has been a practicing attorney since 1967 and has been a partner of the law firm of Lane & Mittendorf LLP since January 1997. Mr. Licht is also a director of two companies traded on the NASDAQ SmallCap Market, Natural Health Trends Corp., a company that owns and operates three vocational schools in Florida and is engaged in the business of complementary medicine, and Gaylord Companies, Inc., a company that operates retail bookstores and retail stores selling cookware and serving equipment.

Compliance with Section 16(a) of the Exchange Act

          Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 1996, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 1996, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except that no filings were made by U.K. Midland Group, Ltd.


Item 10.        Executive Compensation

Directors' Compensation

          Directors of the Company do not receive any fixed compensation for their services as directors. However, the Board of Directors may authorize the payment of a fixed sum to non-employee directors for their attendance at regular and special meetings of the Board as is customary for similar companies. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. For the fiscal year ended December 31, 1996, the Company did not pay its directors any cash or other form of compensation for acting in such capacity. For the fiscal year ended December 31, 1996, directors who were also executive officers of the Company received cash compensation for acting in the capacity of executive officers. See " - Executive Compensation," " - Stock Options" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Executive Compensation

                Summary Compensation Table

          The  following   table   provides  a  summary  of  cash  and  non-cash
compensation for the years ended December 31, 1995 and 1996 with respect to the following officers of the Company:

                                                    Annual Compensation                    Long-Term Compensation
                                          --------------------------------------   ----------------------------------
                                                                                             Awards
                                                                                    ------------------------
                                                                    Other Annual                  Securities
                                                                                    Restricted    Underlying
                                                                                       Stock       Options     LTIP      All Other
   Name and Principal Positions    Year  Salary($)   Bonus($)   Compensation($)(1)    Award(s)($)   SARs(#)  Payouts($) Compensation
David Albahari.................... 1996    $200,000 $763,026(2)          --             --           --           --            --
President and Chief Executive      1995     200,000     --               --             --           --           --            --
Officer

Alan Kandall...................... 1996    $150,000 $763,022(2)          --             --           --           --            --
Executive Vice President, Chief    1995     150,000     --               --             --           --           --            --
Financial Officer and Treasurer


-----------------------------------

(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.

(2) Represents 74,921 shares of Common Stock and 74,920 shares of Common Stock issued to Mr. Albahari and Mr. Kandall, respectively, together with 106,752 shares of Common Stock released from escrow for each of Mr. Kandall and Mr. Albahari, based upon a fair market value of $4.20 per share which was ascribed to such shares for financial statement purposes on the date of issuance and the date of the release from escrow. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


Employment and Consulting Agreements

          The Company has entered into employment agreements with David Albahari and Alan Kandall expiring in December 1997, under which they will receive annual salaries of $200,000 and $150,000, respectively. The agreements provide that the executive will be eligible to receive short-term incentive bonus compensation, the amount of which, if any, will be determined by the Board of Directors based on the employee's performance, contributions to the Company's success and on the Company's ability to pay such incentive compensation. The employment agreements also provide for termination based on death, disability, voluntary resignation or material failure in performance. The employment agreements do not provide for severance payments upon termination unless the executive is terminated without cause, in which case the executive will receive severance payments until the later of two and a half years from the date of termination or December 31, 1997. The agreements contain non-competition provisions that preclude Mr. Albahari and Mr. Kandall from competing with the Company for a period of one year and two years from the date of termination of employment, respectively.

Stock Options

          No stock options were granted to, held or exercised by, any of the Company's officers during the fiscal year ended December 31, 1996. The Company has adopted the 1996 Stock Option Plan under which up to 280,000 options to purchase shares of Common Stock may be granted to key employees, consultants and members of the Board of Directors of the Company. The exercise price of the options will be determined by the Stock Option Committee selected by the Board of Directors, but the exercise price will not be less than 85% of the fair market value of the Common Stock on the date of grant. No options have been granted to date.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information as to the Common Stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.

                                                                     Approximate
Name and Address of                               Number of        Percentage of
Beneficial Owner                                  Shares(1)         Common Stock

David Albahari                                     404,064                6.1%
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Alan Kandall                                       404,063                6.1%
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Alberto Salvucci                                   404,063                6.1%
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Martin C. Licht(2)                                       0                 *
c/o Lane & Mittendorf LLP
320 Park Avenue
New York, New York  10022

All present officers(3)
and directors as a group
  (4 persons)                                    1,212,190               18.3%

(1) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by them and such persons disclaim beneficial ownership of the securities owned by any other persons.

(2) Does not include shares of Common Stock owned by Mr. Licht's three adult children. Mr. Licht's three adult children each have sole voting and dispositive power with respect to their securities.

* Represents less than 1% of the applicable number of shares of Common Stock outstanding.


Item 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Alberto Salvucci, a principal stockholder and recently named director and Chairman of the Board of the Company, controls Cable & Co. S.R.L., which identifies raw material and sourcing opportunities and provides design and production services to the Company. The company licenses the right to sell Bacco Bucci footwear from D&D Design, which is also controlled by Mr. Salvucci. For fiscal 1995, the Company paid D&D Design $13,000 for the licensing fee for footwear bearing the Bacco Bucci trademark, which represents 3% of the production cost of Bacco Bucci footwear. Commencing January 1, 1996, the Company has agreed to pay D&D Design a licensing fee of 3% of the net sales of the footwear bearing the Bacco Bucci trademark. In consideration for this change, Cable & Co. S.R.L. and D&D Design agreed to reduce the rate the Company pays to Cable & Co. S.R.L. and D&D Design for design and production services. D&D Design received $112,000 as licensing fees for fiscal 1996. Cable & Co. S.R.L. identifies raw material and sourcing opportunities for the Company and provides design and production services. For such services, Cable & Co. S.R.L. and D&D Design received a fee of $436,000 and $556,000, for fiscal 1995 and fiscal 1996, respectively. For fiscal 1995, these fees represented 7% of the cost of the goods shipped to the Company. For fiscal 1996 these fees represented 8% of the cost of the goods shipped to the Company for footwear bearing the Cable & Co. trademark and 6% of the cost of the goods shipped to the Company for footwear bearing the Bacco Bucci trademark. In addition, commencing January 1, 1996, the Company agreed to pay D&D Design a fee for fashion trend advisory services for footwear bearing both the Bacco Bucci and Cable & Co. trademark. D&D Design received a fee of approximately $86,000 for these services for fiscal 1996.

          In February 1995, Mr. Albahari, Mr. Kandall and Mr. Salvucci each purchased 329,143 shares of Common Stock from the Company for $50,000 each. Concurrently, each entered into a certain Stockholders Agreement which provided that 106,752 of such shares of Common Stock were to be held in escrow for each of Mr. Albahari, Mr. Kandall and Mr. Salvucci, subject to satisfying certain performance criteria. In January 1996, the Company terminated the Stockholders Agreement and released such shares of Common Stock to such individuals, although the performance criteria had not yet been satisfied. In February 1996, the Company issued an aggregate of 224,761 shares of Common Stock to Messrs. Kandall, Albahari and

Salvucci, of which 74,921 shares of Common Stock were issued to Mr. Albahari and 74,920 shares of Common Stock were each issued to Mr. Kandall and Mr. Salvucci.

          Mr. Albahari and Mr. Kandall have guaranteed certain of the Company's obligations aggregating approximately $92,000 for leasing computer hardware and telephone equipment.

          In February 1995, in connection with the Acquisition, Harry Chen, a principal stockholder of Hongson, Inc., purchased from the Company 266,880 shares of Common Stock for $100 and 21,660 shares of Preferred Stock in the 1995 Financing for $250,000. In October 1995, the Company purchased all of Mr. Chen's shares of Common Stock and Preferred Stock for $132,500 and $267,500, respectively. In addition, the Company paid $226,000 to Hongson, Inc. pursuant to subleases for office and warehouse space in 1995. The Company no longer leases such space from Hongson, Inc.

          On February 14, 1995, the Company entered into an agreement with Gruntal & Co., Inc. ("Gruntal") pursuant to which Gruntal was to receive $50,000 of financial advisory fees in connection with the Acquisition and the 1995 Financing and $2,000 per month for rendering financial advice for a period of twelve months. Douglas Kleinberg was a director of the Company and a Vice President of Gruntal. In February 1995, Gruntal converted $50,000 of financial advisory fees in connection with the 1995 Financing into 4,332 shares of Preferred Stock and in February 1996 Gruntal converted $26,000 of commissions received in a 1996 private placement into a note in the amount of $25,480 and 2,600 shares of Common Stock and 2,600 warrants.

          The three adult children of Martin C. Licht, a partner of Lane & Mittendorf LLP, which is the Company's counsel, the Secretary and a director of the Company, purchased an aggregate of 4,332 shares of Preferred Stock in the 1995 Financing. The Company has paid law firms of which Mr. Licht was a member legal fees of $116,015 for 1995 and $428,408 in 1996.

          Mr. Salvucci, Mr. Kandall and Mr. Albahari may be deemed parents of the Company as a result of their executive positions, service as directors and ownership of approximately 18.3% of the Common Stock of the Company in the aggregate and Messrs. Salvucci, Kandall and Albahari may be deemed to be promoters.

Item 13.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Index to Financial Statements

       1.  Financial Statements

           See Index immediately following the signature page.

       2.  Exhibits Included Herein

          See Exhibit Index on page 24 hereof for the exhibits filed as part of this Form 10-KSB.

(b)    Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

(c)    Exhibit Index

Number     Description of Exhibit

2.1   --   Asset Purchase Agreement dated January 16, 1995 between Hongson,
           Inc., as seller and Cable & Co. Worldwide, Inc., as buyer.*
3.1   --   Certificate of Incorporation of the Company, as amended.*
3.2   --   By-Laws of the Company.*
4.1   --   Form of Warrant Agreement between the Company and American Stock
           Transfer & Trust, as warrant agent.*
4.2   --   Specimen Certificate of the Company's Common Stock.*
4.3   --   1996 Stock Option Plan.*
4.4   --   Specimen Certificate of the Company's Warrant.*
4.5   --   Form of Underwriter's Warrants.*
10.1  --   Employment Agreement dated as of January 1, 1995 between the Company and David Albahari.*
10.2  --   Employment Agreement dated as of January 1, 1995 between the Company and Alan Kandall.*
10.3  --   Agreements between the Company and Heller Financial, Inc.*
10.5  --   Agreement dated as of the 26th day of January 1996 between U.K. Hyde
           Park Consultants, Ltd. and the Company.*
10.6 -- Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company Enterprises, Ltd., as tenant.*
10.7  --   Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Co. Enterprises Ltd., as tenant.*
10.9  --   Agreements between Gruntal & Co., Inc. and the Company.*
10.10 -- Agreement dated May 15, 1996 among D&D Design and Details Limited, Pio Alberto Salvucci and Cable & Co. Worldwide, Inc.
21.1  --   List of Subsidiaries.*
27.1  --   Financial Data Schedule.
99.1  --   Cable & Co. Trademark Registration from the United States Patent and Trademark Office.*
-------------
* Previously filed with Registration Statement No. 333-3000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1997              CABLE & CO. WORLDWIDE, INC.

                         By:       /s/ David Albahari
                                   --------------------------------------------
                                   David Albahari President and Chief Executive
                                      Officer

                         By:       /s/ Alan Kandall
                                   --------------------------------------------
                                   Alan Kandall  Executive Vice President and
                                   Treasurer, Chief Financial Officer, Chief
                                   Operating Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         Name                          Title                        Date

/s/ Alberto Salvucci    Chairman of the Board and Director       April 14, 1997
--------------------
Alberto Salvucci


/s/ David Albahari      President, Chief Executive Officer       April 14, 1997
--------------------    and Director
David Albahari


/s/ Alan Kandall        Chief Operating Officer,  Chief          April 14, 1997
--------------------    Financial  Officer, Executive Vice
Alan Kandall            President , Treasurer and Director


/s/ Martin C. Licht     Secretary and Director                   April 14, 1997
--------------------
Martin C. Licht

CABLE & CO. WORLDWIDE, INC.
 AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996

                                      CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY


                                                   INDEX TO FINANCIAL STATEMENTS
================================================================================









Independent Auditor's Report                                           F-2


Consolidated Financial Statements:

   Balance Sheet                                                       F-3
   Statement of Operations                                             F-4
   Statement of Stockholders' Equity                                   F-5
   Statement of Cash Flows                                             F-6
   Notes to Consolidated Financial Statements                       F-7 - F-16

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Cable & Co. Worldwide, Inc.


We have  audited  the  accompanying  consolidated  balance  sheet of Cable & Co.
Worldwide, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cable & Co. Worldwide, Inc. and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 17, 1997, except for the fourth paragraph of Note 5, as to which the date is March 18, 1997

================================================================================
                                      CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

December 31, 1996
--------------------------------------------------------------------------------

ASSETS (Note 5)
Current Assets:
  Cash                                                              $   153,023
  Accounts receivable, less allowances for doubtful accounts
 and sales discounts of $585,000                                        100,131
  Inventory (Notes 1 and 2)                                           2,741,615
  Prepaid expenses and other current assets                             472,233
  Deferred income tax asset, net of valuation allowance of
 $2,122,000 (Note 13)                                                        --

--------------------------------------------------------------------------------
      Total current assets                                            3,467,002

Property and Equipment, net (Notes 1, 3 and 9)                          979,148
Trademark and Trade Name, net of accumulated amortization
 of $117,193 (Note 1)                                                 1,054,744
Other Intangible Assets, net of accumulated amortization
of $25,701(Note 1)                                                       17,608
Other Assets                                                              7,015

================================================================================
      Total Assets                                                  $ 5,525,517
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Due to factor (Note 5)                                            $   728,925
  Accounts payable                                                      898,662
  Accrued expenses and other current liabilities (Notes 4 and 12)       652,814
  Current portion of note payable (Note 6)                              333,336
  Current portion of capital lease obligations (Notes 3 and 7)           31,973

--------------------------------------------------------------------------------
      Total current liabilities                                       2,645,710

Note Payable - net of current portion (Note 6)                          166,664
Capital Lease Obligations - net of current portion (Notes 3 and 7)      100,906

Deferred Rent (Note 8)                                                   75,472
Deferred Income Tax Liability (Note 13)                                  53,000

--------------------------------------------------------------------------------
      Total liabilities                                               3,041,752
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 8)

Stockholders' Equity (Note 10):
  Preferred  stock - Series B - $.01 par  value; authorized
   1,500,000 shares, issued 3,653 shares (liquidation
   preference $3,653,000)                                                    37
  Common stock - $.01 par value; authorized 10,000,000
   shares, issued and outstanding 3,394,237 shares                       33,942
  Additional paid-in capital                                         10,109,649
  Treasury stock - 20,000 common shares, at cost                        (18,053)
  Accumulated deficit                                                (7,641,810)

--------------------------------------------------------------------------------
      Stockholders' equity                                            2,483,765
--------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Equity                    $ 5,525,517
================================================================================
                                  See Notes to Consolidated Financial Statements

===============================================================================
                                      CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

Year ended December 31,                                1996                 1995
--------------------------------------------------------------------------------

Net sales                                      $13,522,166          $10,432,926

Cost of goods sold (Note 12)                    10,211,283            6,397,568
--------------------------------------------------------------------------------

Gross profit                                     3,310,883            4,035,358

Noncash compensatory charges (Notes 1 and 10)   (2,811,481)                  --

Selling expenses (Note 1)                       (4,217,605)          (2,255,874)

General and administrative expenses (Note 1)    (2,441,082)          (1,443,798)

Commission income                                   41,459               34,302
--------------------------------------------------------------------------------

Income (loss) from operations                   (6,117,826)             369,988

Interest expense (Notes 5, 6 and 7)                577,579              429,197

Bridge note discount (Note 10)                     738,000                   --
--------------------------------------------------------------------------------

Loss before provision for income taxes          (7,433,405)             (59,209)

Provision for income taxes (Note 13)                24,900               43,900
--------------------------------------------------------------------------------

Net loss                                        (7,458,305)            (103,109)

Dividends on preferred stock (Note 10)              27,248               53,148

================================================================================
Net loss applicable to common stock            $(7,485,553)         $  (156,257)
===============================================================================

Net loss per common share (Note 1)             $     (2.79)         $      (.08)
===============================================================================

Weighted average number of common
 shares outstanding (Note 1)                     2,682,820            2,023,486
================================================================================
                                  See Notes to Consolidated Financial Statements

====================================================================================================================================
                                      CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================

Years ended December 31, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                     Preferred Stock                Common Stock              Additional
                                                     Number                     Number                         Paid-in
                                                   of Shares      Amount       of Shares       Amount          Capital
----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock ................           --             --        1,254,309    $     12,543    $    137,557

Purchase and retirement of common stock
 and preferred stock dividends (Note 10)            --             --         (266,880)         (2,669)       (147,331)

Issuance of common stock in connection
 with term loan payable .................           --             --           20,016             200           9,808

Net loss ................................           --             --             --              --              --

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 ............           --             --        1,007,445          10,074              34

Issuance of common stock and warrants
 to purchase common stock (Note 10) .....           --             --          400,000           4,000       1,721,000

Deferred consulting costs (Note 10) .....           --             --             --              --        (1,685,000)

Amortization of deferred consulting costs
 (Note 10) ..............................           --             --             --              --           522,410

Release of escrow shares (Note 10) ......           --             --             --              --         1,345,075

Issuance of common stock (Note 10) ......           --             --          224,761           2,248         941,748

Issuance of common stock and warrants in
 private placement (Note 10) ............           --             --          180,000           1,800        (192,800)

Discount on bridge notes (Note 10) ......           --             --             --              --           738,000

Issuance of common stock and warrants in
 initial public offering (Note 10) ......           --             --        1,119,500          11,195       4,673,318

Issuance of common stock upon redemption
 of preferred stock - Series A ..........           --             --          462,531           4,625          (4,625)

Issuance of preferred stock - Series B ..          3,653         $   37           --              --         2,050,489

Purchase of treasury stock ..............           --             --             --              --              --

Cash dividend preferred stock - Series A            --             --             --              --              --

Net loss ................................           --             --             --              --              --

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ............          3,653         $   37      3,394,237    $     33,942    $ 10,109,649

====================================================================================================================================
                                  See Notes to Consolidated Financial Statements

                                                       Treasury Stock                            Stock-
                                                Number                         Accumulated       holders'
                                              of Shares          Amount         Deficit          Equity
                                              -------------------------------------------------------------

Issuance of common stock ................           --             --              --      $    150,100

Purchase and retirement of common stock
 and preferred stock dividends (Note 10)            --             --              --          (150,000)

Issuance of common stock in connection
 with term loan payable .................           --             --              --            10,008

Net loss ................................           --             --      $   (103,109)       (103,109)

-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 ............           --             --          (103,109)        (93,001)

Issuance of common stock and warrants
 to purchase common stock (Note 10) .....           --             --              --         1,725,000

Deferred consulting costs (Note 10) .....           --             --              --        (1,685,000)

Amortization of deferred consulting costs
 (Note 10) ..............................           --             --              --           522,410

Release of escrow shares (Note 10) ......           --             --              --         1,345,075

Issuance of common stock (Note 10) ......           --             --              --           943,996

Issuance of common stock and warrants in
 private placement (Note 10) ............           --             --              --          (191,000)

Discount on bridge notes (Note 10) ......           --             --              --           738,000

Issuance of common stock and warrants in
 initial public offering (Note 10) ......           --             --              --         4,684,513

Issuance of common stock upon redemption
 of preferred stock - Series A ..........           --             --              --              --

Issuance of preferred stock - Series B ..           --             --              --         2,050,526

Purchase of treasury stock ..............         20,000   $    (18,053)           --           (18,053)

Cash dividend preferred stock - Series A            --             --           (80,396)        (80,396)

Net loss ................................           --             --        (7,458,305)     (7,458,305)

-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ............         20,000   $    (18,053)   $ (7,641,810)   $  2,483,765

===========================================================================================================

                                  See Notes to Consolidated Financial Statements

====================================================================================================================================
                                      CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
====================================================================================================================================
Year ended December 31,                                                                      1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                            $(7,458,305)        $   (103,109)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         225,403              106,062
    Provision for doubtful accounts and sales discounts                                   484,875              100,125
    Provision for deferred income taxes                                                    24,900               28,100
    Noncash compensatory charges                                                        2,811,481                   --
    Noncash interest expense                                                                   --               10,008
    Amortization of discount on bridge notes                                              738,000                   --
    Changes in operating  assets and  liabilities,  net of effect of purchase of the Cable & Company product line (Note 1):
      (Increase) decrease in accounts receivable                                           65,534             (744,285)
      (Increase) decrease in inventory                                                    136,467           (1,208,200)
      (Increase) decrease in prepaid expenses and other current assets                    171,213             (615,446)
      Increase in intangibles                                                                (963)             (42,345)
      Increase in other assets                                                                 --               (7,015)
      Increase (decrease) in accounts payable                                            (367,461)             117,814
      Increase (decrease) in accrued expenses and other current liabilities              (118,712)             771,526
      Increase (decrease) in income taxes payable                                         (14,300)              14,300
      Increase in deferred rent                                                            30,090               45,382
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                          (3,271,778)          (1,527,083)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                                     (281,103)            (716,462)
  Purchase of Cable & Company product line                                                     --           (1,401,787)
------------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                                (281,103)          (2,118,249)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Advances from (payments to) factor, net                                              (1,796,746)           2,199,568
  Net proceeds from issuance (repayment) of short-term note                              (130,000)             130,000
  Principal payments under capital lease obligations                                      (27,617)              (9,659)
  Net proceeds from issuance of (principal payments on) long-term note payable           (333,333)             833,333
  Net proceeds from issuance (redemption) of redeemable
   preferred stock Series A                                                              (500,000)             750,000
  Net repayment on bridge notes financing                                                (227,000)                  --
  Proceeds from issuance of common stock and warrants                                      36,000                   --
  Net proceeds from issuance of common stock                                            4,724,513                   --
  Net proceeds from issuance of preferred stock                                         2,050,526              150,100
  Purchase and retirement of stock                                                             --             (400,000)
  Purchase of treasury stock                                                              (18,053)                  --
  Cash dividend paid - preferred stock Series A                                           (80,396)                  --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                       3,697,894            3,653,342
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                      145,013                8,010
Cash at beginning of year                                                                   8,010               - 0 -
====================================================================================================================================
Cash at end of year                                                                   $   153,023         $      8,010
====================================================================================================================================

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest                                                                          $   580,174         $    419,189
====================================================================================================================================
    Income taxes                                                                      $    27,036         $      1,400
====================================================================================================================================

Supplemental schedule of noncash investing and financing activities:
  Equipment purchased under capital lease obligations                                 $        --         $    170,155
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

===============================================================================
                                     CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

  1. SUMMARY OF SIGNIFICANT Cable & Co. Worldwide, Inc. ("Cable"), which was ACCOUNTING POLICIES AND incorporated November 10, 1994, is an importer and
      PRINCIPAL BUSINESS      wholesaler of men's shoes.  Sales are made primar-
      ACTIVITY:               ily to  major  department and  specialty  stores
                              located in the United States. The Company was inactive until January 1, 1995.

                              The accompanying consolidated financial statements include the accounts of Cable and its wholly owned subsidiary, Cable & Company Enterprises, Ltd. (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

                              The financial statements have been prepared in conformity with generally accepted accounting principles which require the use of estimates by management.

                              Effective January 1, 1995, pursuant to a purchase agreement dated January 16, 1995, the Company acquired the Cable & Company product line of Hongson, Inc. ("Hongson") in a business combination accounted for as a purchase. The Company acquired assets with a fair value of $3,187,714 and assumed liabilities of $2,957,864.

                              The assets acquired and liabilities assumed are as follows:

                              Assets acquired:
                                Accounts receivable                   $1,489,832
                                Inventory                              1,669,882
                                Miscellaneous receivables                 28,000

--------------------------------------------------------------------------------
                                                                       3,187,714
--------------------------------------------------------------------------------

                              Liabilities assumed:
                                Accounts payable                       1,148,309
                                Amount due to factor                   1,809,555

--------------------------------------------------------------------------------
                                                                       2,957,864
--------------------------------------------------------------------------------

                                     Net operating assets acquired    $  229,850
================================================================================

                              The total purchase price was $1,401,787 including $151,787 of acquisition costs. The cost in excess of the fair value of the net operating assets acquired amounting to $1,171,937 has been allocated entirely to trademark and trade name and is being amortized by the straight-line method over 20 years. The fair value of the other assets acquired such as promotional and advertising materials along with the original artwork and plates, customer list, dies and molds, software and programs, and trade show booth was de minimis and consequently no value has been assigned to them.

                              At the time of the acquisition of the Cable product line of Hongson the stockholders of the Company, including the Company's management, entered into a stockholders' agreement ("Stockholders' Agreement") with respect to their shares of common stock. Pursuant to the Stockholders' Agreement, the Company's management placed an aggregate of 320,256 shares of common stock in escrow. In January 1996, the Company terminated the Stockholders' Agreement and released all of the shares held in escrow. As a result of this release, the Company has recorded a noncash compensatory charge in the amount of $1,345,075.

                              At each balance sheet date the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

                              Revenue is recognized when merchandise is shipped.

                              Inventory   is   stated   at  the  lower  of  cost
                              (first-in, first-out method) or market.

                              Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for by the straight-line method over the terms of the respective leases.

                              Intangible assets consisting of debt issue costs, trademarks, at cost, and organization costs are amortized using the straight-line method over 3 to 15 years.

                              Foreign currency transaction (losses) and gains of approximately $(217,000) and $57,000 for the years ended December 31, 1996 and 1995, respectively, are included in cost of goods sold.

                              Advertising costs are charged to operations as incurred. Total advertising expense for the years ended December 31, 1996 and 1995 was approximately $1,352,000 and $629,000, respectively, and is included in selling expenses.

                              Included in general and administrative expenses is moving expense of approximately $84,000 for the year ended December 31, 1995, which relates to expenses incurred to relocate the Company's office, showroom and warehouse.

                              Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares of common stock issued during the 12-month period preceding the date of the filing of a Registration Statement for an initial public offering ("IPO") at prices below the IPO price, including the shares released from escrow as discussed above, have been included in the weighted average number of shares outstanding since inception.

                              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


  2.  INVENTORY:              Inventory consists of the following:

                              Raw materials                     $   35,683
                              Finished goods                     2,705,932
================================================================================
                                                                $2,741,615
================================================================================

   3.  PROPERTY AND EQUIPMENT:  Property and equipment, at cost, consists of the following:
                                                                     Estimated
                                                                    Useful Life
-------------------------------------------------------------------------------

             Leasehold improvements               $  292,100       Term of lease
             Furniture and fixtures                   70,659            10 years
             Computer and office equipment           559,282       4 to 10 years
             Display booth                           227,550            10 years
             Shoe molds                               18,129             3 years
--------------------------------------------------------------------------------
                                                   1,167,720
             Less accumulated depreciation
              and amortization                      (188,572)
================================================================================
                                                  $  979,148
================================================================================


                              Depreciation and amortization expense amounted to $153,927 and $34,645 for the years ended December 31, 1996 and 1995, respectively.

                              Property and equipment includes assets acquired under capital leases amounting to $170,155 and related accumulated depreciation of $26,466.


  4.  ACCRUED                 Accrued expenses and other current liabilities
      EXPENSES AND            consist of the following:
      OTHER
      CURRENT                 Accrued inventory purchases          $433,987
      LIABILITIES:            Accrued professional fees              94,830
                              Other current liabilities             123,997

================================================================================
                                                                   $652,814
================================================================================


  5.  DUE TO FACTOR:          The Company finances all accounts receivable under
                              an agreement  with a factor.  Certain  preapproved
                              accounts  receivable are factored on a nonrecourse
                              basis.  Nonapproved  accounts  are  factored  with
                              recourse.  Under the terms of this agreement,  the
                              Company  is  advanced  funds  against  receivables
                              assigned to the factor and additional  funds which
                              are  collateralized by inventory and substantially
                              all other  assets.  These  advances may not exceed
                              $6,000,000.   The   factor  is   responsible   for
                              servicing the factored receivables and charges the Company a fee on the net cash advances equal to the prime rate (8.25% at December 31, 1996) plus
                              1% to 1.5% per annum, plus additional fees of 1.00% of the gross amount of receivables serviced by the factor.

                              The factoring agreement contains covenants that require the Company to meet certain financial ratios and maintain certain levels of working capital and net worth.

                              The  fair  value  of  the  amount  due  to  factor
                              approximates   the  carrying  amount  due  to  the
                              short-term nature of the instrument.

                              At December 31, 1996, the Company was not in compliance with certain covenants. On March 18, 1997, the factor amended and/or waived compliance with these covenants. Compliance with the amended covenants will be measured at various dates in 1997 commencing September 30, 1997. The Company anticipates that it will be in compliance with the amended covenants at the respective measurement dates.

                              Due to factor consists of:

                              Outstanding accounts receivables assigned to
                               factor without recourse              $ 1,343,523
                              Cash advances from factor              (2,072,448)

================================================================================
                                                                    $   728,925
================================================================================


  6.  NOTE PAYABLE:           The note payable  represents an  installment  note
                              payable to the factor with interest at the prime rate plus 3% and is subject to the same collateral and covenants as the factoring agreement.

                              Maturities are as follows:

                              Year ending December 31,

                                          1997                          $333,336
                                          1998                           166,664
--------------------------------------------------------------------------------

                                                                         500,000
                              Less current portion                       333,336

================================================================================
                                    Long-term portion                   $166,664
================================================================================


                              Because the  interest  rate adjusts with the prime
rate, the fair value of the note payable approximates the carrying amount.


  7.  CAPITAL LEASE           The Company  acquired  equipment under leases that
      OBLIGATIONS:            have been  accounted for as capital leases.

                              Minimum future lease payments are as follows:

                              Year ending December 31,

                                          1997                          $ 50,159
                                          1998                            49,314
                                          1999                            45,096
                                          2000                            27,522
--------------------------------------------------------------------------------
                                                                         172,091
                              Less amount representing interest           39,212
--------------------------------------------------------------------------------

                              Present value of minimum lease payments    132,879
                              Current portion                             31,973

================================================================================
                                    Long-term portion                   $100,906
================================================================================


                              Certain leases are guaranteed by two stockholders.
At December 31, 1996, guarantees approximated $92,000.

   8.  COMMITMENTS AND        The  Company  leases  office  and  showroom facil-
       CONTINGENCIES:         ities  under  noncancelable operating leases.  The
                              leases provide for  escalation  based on increases
                              in  real   estate   taxes  and   other   expenses.
                              Additionally, the Company leases equipment under noncancelable operating leases. Future minimum aggregate annual rental payments are as follows:

                              Year ending December 31,

                                          1997                   $  173,903
                                          1998                      181,782
                                          1999                      181,782
                                          2000                      171,704
                                          2001                      126,000
                                       Thereafter                   451,500

================================================================================
                                                                 $1,286,671
================================================================================


                              Rent expense charged to operations under these leases amounted to approximately $187,000 and $67,000 for the years ended December 31, 1996 and 1995, respectively.

                              Rent expense recognized annually differs from rent paid as a result of free rent periods and scheduled rent increases provided for in the office and showroom leases. Accordingly, the Company has recorded deferred rent of $75,472 at December 31, 1996, which will be charged to operations over the term of the leases.

                              The Company has a letter of credit line with the factor up to a maximum of $750,000. At December 31, 1996, the Company has outstanding letters of credit in the amount of $342,000, $200,000 of which is serving as collateral for foreign currency contracts and $142,000 is serving as collateral for lease security deposits. Management does not expect any material losses to result from the off-balance-sheet instruments because performance is not expected to be required.

                              The Company enters into foreign currency forward contracts to manage foreign currency exchange risk associated with inventory purchases denominated in Italian lira. The contracts are recorded at market value and any gains and losses are included in operations. At December 31, 1996, the Company has open foreign currency contracts to purchase 5,783,718,216 Italian lira for $3,761,375 expiring at various dates from January 2, 1997 to June 30, 1997. These financial instruments may give rise to off-balance-sheet risk. Risks arise from potential counterparty nonperformance and from changes in the market value of the underlying currency.

                              The Company has entered into employment agreements with its president and executive vice president through December 31, 1997 that provide for minimum annual salaries and incentive bonus compensation based upon the performance of the employee and the Company. The agreements also provide for severance due to termination without cause, in which case the employee will receive severance payments until December 31, 1997. At December 31, 1996, the total commitment, excluding incentives, was $350,000.

   9.  RETIREMENT             The Company has a defined  contribution plan under
       PLAN:                  Section  401(k)  of  the  Internal  Revenue  Code,
                              wherein  qualified   employees  may  contribute  a
                              percentage of their pretax  eligible  compensation
                              to  the  plan.   The  Company  may  make  matching
                              contributions at the discretion of the board of directors. No Company contributions were made to the plan for the years ended December 31, 1996 and 1995.

                              An officer and the corporate controller serve as trustees of the plan.


10.   STOCKHOLDERS' EQUITY:   In October 1995, the Company  repurchased  266,880
                              shares of its  common  stock for  $132,500.  These
                              shares were then retired. In addition, the Company
                              repurchased  and  retired  21,660  shares  of  its
                              redeemable   preferred  stock  for  $250,000  plus
                              $17,500 of accrued dividends.

                              In October 1995, the Company issued 20,016 shares of common stock valued at $10,008 in connection with receipt of $130,000 for signing a 9% term note payable to a stockholder. The note and interest of $3,900 were paid in February 1996 (see below).

                              In January 1996, the Company entered into a three-year international consulting agreement with U.K. Hyde Park Consultants, Ltd. ("Hyde Park"). In addition, Hyde Park purchased 400,000 shares of common stock and warrants to purchase up to 450,000 shares of common stock for a note in the amount of $40,000, which was subsequently paid in March 1996. The warrants are identical to the warrants issued in conjunction with the March 28, 1996 private placement (see below).

                              The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the repurchase price of $40,000 will be recognized ratably as a noncash compensatory charge over the life of the agreement.

                              On January 26, 1996, the board of directors increased the number of authorized shares from 80,000 to 1,500,000 for preferred stock and from 120,000 to 10,000,000 for common stock. In conjunction with the increase, the Company effected a 26.688-for-1 stock split effective January 26, 1996. All references in the consolidated financial statements to number of shares and per share amounts have been retroactively restated to reflect the increased number of shares of preferred and common stock authorized, issued and outstanding.

                              In February 1996, the Company issued 224,761 shares of common stock to existing stockholders. In connection with the issuance, a compensation charge of $943,966 ($4.20 per share) was recorded.

                              On March 28, 1996, the Company completed a private placement, whereby it issued 36 units at a price of $50,000 per unit. Each unit consisted of a $49,000 promissory note, 5,000 shares of common stock and a warrant to purchase up to 5,000 shares of common stock, subject to adjustment, as defined at an exercise price of $7.20 per share. The promissory notes, aggregating $1,764,000, bore interest at an annual rate of 11% and were due upon the earlier of 12 months from date of issuance or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The warrants are exercisable over a 3-year period, commencing 13 months from date of issuance. Upon the closing of the Company's IPO, the terms of the warrants were adjusted to be identical to the terms of the warrants issued in conjunction with the IPO (see below). Net proceeds received of approximately $1,573,000 after deducting underwriting discounts and expenses of approximately $227,000 were used to repay a term loan and reduce the amount due to factor.

                              In connection with the private placement, a discount of $738,000 was recorded based upon the allocation of the proceeds between the bridge notes payable and the common stock and warrants issued. This amount was calculated by attributing a value of $4.20 per share of common stock and $.10 per warrant, less cash received of $36,000. The discount has been fully amortized.

                              On June 5, 1996, 1,130,000 shares of the Company's common stock and common stock purchase warrants were sold to the public, of which 950,000 shares of the Company's common stock and 1,130,000 common stock purchase warrants were sold by the Company and 180,000 shares of the Company's common stock were sold by the March 28, 1996 private placement investors. The purchase price was $6.00 per common share and $.10 per warrant. Each warrant entitles the holder to purchase a share of the Company's common stock of $7.20 for a three-year period beginning July 5, 1997. The warrants are redeemable at the Company's discretion at $.10 per warrant, subject to the closing bid price of the common stock. Net proceeds to the Company of approximately $3,785,000, after deducting underwriting discounts and expenses of approximately $2,028,000, were used to repay $1,764,000 in promissory notes and related accrued interest of approximately $70,000, to redeem 43,327 shares of Series A redeemable preferred stock, and to pay related accrued dividends of approximately $80,000.

                              On July 10, 1996, the Underwriter purchased 169,500 shares of the Company's common stock and 169,500 warrants at a price of $6.00 and $.10, respectively. Net proceeds to the Company of approximately $900,000, after deducting underwriting discounts and expenses of approximately $134,000, were used to reduce the amount due to the factor.

                              On November 20, 1996, the Company completed a Regulation S offering whereby it issued 3,653 shares of the Company's preferred stock Series B for a price of $750 per share. Net proceeds to the Company of approximately $2,051,000, after deducting underwriting discounts and expenses of approximately $689,000, were used to reduce the amount due to the factor. In addition, the Company issued warrants to purchase 200,000 shares of common stock at a price of $3.00 to the underwriter of the Regulation S offering. The warrants expire October 31, 2001.

                              The non-dividend paying Preferred Stock Series B has a stated value and liquidation preference of $1,000 per share with a 4% annual accretion rate and is convertible into shares of the Company's common stock. Conversion is based upon a formula utilizing the lower of $2.50 or the average of the closing bid price of the Company's common stock for the five trading days prior to conversion.
                              Conversion  is at the  option  of the  stockholder
                              commencing January 4, 1997, through October 31, 2000, at which time the shares will be automatically converted into shares of the Company's common stock.

                              During January and February 1997, 1,400 shares of preferred stock Series B were converted into 3,224,421 shares of the Company's common stock.

                              During January 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"). Under the Plan, options to purchase shares of the Company's common stock are granted to key employees, consultants and members of the Board of Directors at the discretion of the Stock Option Committee. The Plan provides for the granting of options to purchase a maximum of 280,000 shares at an exercise price to be determined by the Stock Option Committee. At December 31, 1996, the Company had not granted any options under the Plan.


 11.   MAJOR CUSTOMER:        One customer  accounted for  approximately  20% of
                              gross  sales (18% of net sales) for the year ended
                              December 31, 1996 and 28% of gross sales for the year ended December 31, 1995.


12.   RELATED PARTY           Until June 1995, the Company had operating  leases
      TRANSACTIONS:           with Hongson for office,  showroom  and  warehouse
                              space. Rent expense and warehouse fees paid to Hongson amounted to approximately $226,000 for the year ended December 31, 1995.

                              Included in costs of goods sold are commissions charged from Cable & Co. S.R.L., and D&D Design and Details Limited, companies whose controlling stockholder is a stockholder of the Company. These companies provide the Company with design, production and production control services. Commissions are a percentage of purchases and amounted to approximately $556,000 and $436,000 for the years ended December 31, 1996 and 1995, respectively. The amount due to these companies for commissions earned was $17,576 at December 31, 1996 and is included in accrued expenses and other current liabilities. In addition, the Company owes Cable S.R.L. $2,420 for promotional inventory. The Company owes D&D Design $34,587 for royalty fees for the use of the Bacco Bucci trademark. As of December 31, 1996, Cable S.R.L. owed the Company $59,707 for advertising fees.

                              D&D Design charged the Company $113,000 and $13,000 for licensing fees for the year ended December 31, 1996 and 1995, respectively. Additionally, D&D Design charged the company $86,000 for fashion advisory services during 1996. These fees are included in selling expenses.


 13.   INCOME TAXES:          The components of deferred income taxes, resulting
                              from the differences in the bases of assets and liabilities for income tax and financial reporting purposes, and other items are as follows:

                                                      Current         Noncurrent
--------------------------------------------------------------------------------

          Allowance for doubtful accounts
           and sales discounts                     $      6,800              --
          Charitable contribution carryforward            7,200              --
          Net operating loss carryforward             2,108,000              --
          Property and equipment                             --        $(53,000)
          Goodwill                                           --         (15,000)
          Deferred rent                                      --          15,000
          Valuation allowance                        (2,122,000)             --

================================================================================
                                                   $     - 0 -         $(53,000)
================================================================================

          The provision for income taxes consists of the following:

          Year ended December 31,                     1996                1995
--------------------------------------------------------------------------------

          Current:
            Federal                                     --             $ 8,700
            State and local                             --               7,100

--------------------------------------------------------------------------------
                                                        --              15,800
--------------------------------------------------------------------------------

          Deferred:
            Federal                                $21,000              21,000
            State and local                          3,900               7,100

--------------------------------------------------------------------------------
                                                    24,900              28,100
--------------------------------------------------------------------------------

                                                   $24,900             $43,900
================================================================================


          The difference between the income tax provision computed at the federal statutory rate and the actual income tax provision is accounted for as follows:

          Year ended                                        1996           1995
--------------------------------------------------------------------------------

          Income tax benefit computed using
           statutory rate of 34%                   $ (2,527,000)      $(20,100)
          Effect of nondeductible expenses              488,700         64,000
          Change in valuation allowance               2,063,200             --

================================================================================
                                                   $     24,900       $ 43,900
================================================================================


 14.   INSURANCE:             At  December   31,   1996,   the  Company  is  the
                              beneficiary  of  term  insurance  policies  on the
                              lives  of  its  president   and   executive   vice
                              president in the aggregate amount of $1,000,000.

                              These policies expire during 1997 and will not be renewed.