Form 10QSB
period 1997-03-31
CABLE & CO WORLDWIDE INC
filed 1997-05-13
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

            YES [X]                      NO [ ]

Indicate the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:
            The registrant had 7,406,281 shares of Common Stock, $.01
                    par value, outstanding at April 25, 1997

                      There are 18 pages in this document.
          The Exhibit Index appears on sequentially numbered page 17 .

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 1997 (unaudited)       3

         Consolidated Statements of Operations for the Three-month
         periods ended March 31, 1997 and 1996 (unaudited)                 4

         Consolidated Statement of Stockholders' Equity for the
         Three-month period ended March 31, 1997 (unaudited)               5

         Consolidated Statements of Cash Flows for the Three-month
         periods ended March 31, 1997 and 1996 (unaudited)                 6

         Notes to Consolidated Financial Statements (unaudited)            7-11

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12-15

PART II - OTHER INFORMATION

     Item 5. Other Information                                             16

     Item 6. Exhibits and Reports on Form 8-K                              16


Exhibit Index                                                              17

Signature                                                                  18

PART I - FINANCIAL INFORMATION

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                   (unaudited)


ASSETS

Current assets:
    Cash                                                             $  212,720
    Accounts receivable, less allowances for doubtful
       accounts and sales discounts of $205,000                         462,439
    Inventory                                                         2,192,662
    Prepaid and other current assets                                  1,185,399
    Deferred income tax asset, net of valuation
       allowance of $2,350,000                                            ---
                                                                     ----------
            Total current assets                                      4,053,220
Property and Equipment, net of accumulated
       depreciation of $233,089                                       1,014,311
Trademark and Trade name, net of accumulated
       amortization of $131,841                                       1,040,095
Other Intangible Assets, net of accumulated
       amortization of $28,923                                           14,386
Other Assets                                                              7,015
                                                                          -----

                        Total Assets                                 $6,129,027
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Due to factor                                            $1,339,874
            Accounts payable                                          1,215,658
            Accrued expenses and other current liabilities              476,660
            Current portion of note payable                             333,336
            Current portion of capitalized lease obligations             31,973
                                                                      ---------

                        Total current liabilities                     3,397,501
Note Payable - net of current portion                                    83,331
Capitalized Lease Obligations - net of current portion                   93,382
Deferred Rent                                                            81,916
Deferred Income Tax Liability                                            57,801
                                                                      ---------

                        Total Liabilities                             3,713,931
                                                                      ---------

Stockholders' Equity: (Notes 2, 3, 4, 5 and 6)
    Preferred stock Series B- $.01 par value; authorized
       1,500,000 shares; issued and outstanding 2,053 shares
       (liquidation preference $2,053,000)                                   21
    Common stock - $.01 par value; authorized 10,000,000
       shares; issued and outstanding 7,044,880 shares                   70,448
    Additional paid-in capital                                       10,213,576
    Treasury stock - 35,000 common shares, at cost                      (29,676)
    Accumulated deficit                                              (7,839,273)
                                                                     ----------

       Stockholders' Equity                                           2,415,096
                                                                     ----------

       Total Liabilities and Stockholders' Equity                    $6,129,027
                                                                     ==========



                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                       Three-month period ended
                                                                 March 31,
                                                       ------------------------
                                                           1996          1997
                                                      -----------   -----------
Net sales                                             $ 3,676,582   $ 4,694,560
Cost of goods sold                                      2,366,123     2,935,472
                                                      -----------   -----------
Gross profit                                            1,310,459     1,759,088
Noncash compensatory charges (Notes 2 and 3)            2,390,231       140,417
Selling expenses                                        1,017,928     1,144,991
General and administrative expenses                       473,156       582,079
                                                      -----------   -----------
Loss from operations                                   (2,570,856)     (108,399)
Interest expense                                          165,850        81,726
Bridge note discount (Note 4)                             123,000          --
                                                      -----------   -----------
Loss before provision (benefit) for income taxes       (2,859,706)     (190,125)
Provision (benefit) for income taxes                       (7,179)        7,338
                                                      -----------   -----------
Net loss                                               (2,852,527)     (197,463)
Dividends on preferred stock                               14,961          --
                                                      -----------   -----------
Net loss applicable to common stock                   $(2,867,488)  $  (197,463)
                                                      ===========   ===========

Net loss per common share                             $     (1.58)  $      (.04)
                                                      ===========   ===========

Weighted average number of common shares outstanding    1,812,206     5,551,459
                                                      ===========   ===========



                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three-month period ended March 31, 1997
                                   (unaudited)


                                     Preferred Stock Common Stock        Additional    Treasury Stock
                                     Number of       Number of            Paid-in      Number              Accumulated Stockholders'
                                     Shares  Amount  Shares     Amount    Capital      Shares    Amount      Deficit         Equity
                                     ------  ------  ------     ------    -------      ------    ------      -------         ------
Balance at December 31, 1996         3,653   $ 37   3,394,237  $33,942  $ 10,109,649   20,000  $(18,053)  $(7,641,810)  $ 2,483,765
Amortization of deferred
   consulting costs (Note 3)          --      --         --       --         140,417     --        --            --         140,417
Purchase of treasury stock            --      --         --       --            --     15,000   (11,623)         --         (11,623)
Issuance of common stock upon
  conversion of preferred
  stock (Note 6)                    (1,600)   (16)  3,650,643   36,506       (36,490)    --        --            --            --
Net loss                              --      --         --       --            --       --        --        (197,463)     (197,463)
                                     -----   ----   ---------  -------  ------------   ------  --------   -----------   -----------

Balance at March 31, 1997            2,053   $ 21   7,044,880  $70,448  $ 10,213,576   35,000  $(29,676)  $(7,839,273)  $ 2,415,096
                                     =====   ====   =========  =======  ============   ======  ========   ===========   ===========






                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                  Three-month period ended
                                                                                            March 31
                                                                                 ------------------------
                                                                                      1996           1997
                                                                                -----------     ----------
Cash Flows From Operating Activities:
  Net loss                                                                      $(2,852,527)      (197,463)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    51,773         62,388
    Provision for doubtful accounts and sales discounts                             (24,125)      (380,000)
    Provision for deferred income taxes                                               7,562          4,801
    Noncash compensatory charges                                                  2,390,231        140,417
    Amortization of discount on bridge notes                                        123,000           --
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                    (84,400)        17,692
      Decrease in inventory                                                         229,040        548,953
      (Increase) in prepaid expenses and other current assets                      (247,444)      (713,166)
      (Increase) in intangibles                                                        (579)          --
      Increase (decrease) in accounts payable                                      (648,210)       316,996
      Increase (decrease) in accrued expenses and other liabilities                 308,456       (176,154)
      (Decrease) in income taxes payable                                            (14,300)          --
      Increase in deferred rent                                                       6,512          6,444
                                                                                -----------     ----------
         Net cash used in operating activities                                     (755,011)      (369,092)
                                                                                -----------     ----------
Cash Flows From Investing Activities: - Purchase of property equipment              (77,890)       (79,680)
                                                                                -----------       --------

Cash Flows From Financing Activities:
  Deferred offering costs                                                          (288,486)          --
  Debt issue costs                                                                 (217,000)          --
  Advances from (repayments to) factor, net                                        (184,741)       610,949
  Repayment of term note payable                                                   (130,000)          --
  Principal payments under capital lease obligations                                 (6,748)        (7,524)
  Principal payments of long-term note payable                                      (83,333)       (83,333)
  Proceeds from issuance of bridge notes payable                                  1,714,000           --
  Proceeds from issuance of common stock                                             76,000           --
  Purchase of treasury stock                                                           --          (11,623)
                                                                                -----------     ----------
        Net cash provided by financing activities                                   879,692        508,469
                                                                                -----------     ----------
Net increase in cash                                                                 46,791         59,697
Cash at beginning of period                                                           8,010        153,023
                                                                                -----------     ----------
Cash at end of period                                                           $    54,801    $   212,720
                                                                                ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                      $   137,755    $    83,599
                                                                                ===========    ===========
  Cash paid for income taxes                                                    $    25,540    $     2,408
                                                                                ===========    ===========





                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION:

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month period ended March 31, 1997 is not necessarily indicative of the results of operations expected for the year ended December 31, 1997. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996.

            The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

2. SHARES ISSUED TO STOCKHOLDERS AND RELEASE OF ESCROW SHARES:

            At the time of the acquisition of the Cable & Co. product line (the "Cable product line") from Hongson, Inc. (see Note 1 of the December 31, 1996 consolidated financial statements of Cable & Co. Worldwide, Inc. ( the "Company")), the stockholders of the Company, including the Company's management, entered into a stockholders' agreement (the "Stockholders' Agreement") with respect to their shares of common stock. Pursuant to the Stockholders' Agreement, the Company's management placed an aggregate of 320,256 shares of common stock in escrow. In January 1996, the Company terminated the Stockholders' Agreement and released all of the shares held in escrow. In connection with this, a compensation charge in the amount of $1,345,075 ($4.20 per share) was recorded.

            In February  1996, the Company issued 224,761 shares of common stock
to  certain  existing   stockholders.   In  connection  with  this  issuance,  a
compensation charge in the amount of $943,996 ($4.20 per share) was recorded.

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

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)


                                                       Impact of       Without
                                        As Stated       Charges        Charges
                                        ---------     ----------       -------
Net sales                             $ 3,676,582                   $ 3,676,582
Cost of goods sold                      2,366,123                     2,366,123
Gross profit                            1,310,459                     1,310,459
Noncash compensatory charges           (2,390,231)   $ 2,289,071     (  101,160)
Selling expenses                       (1,017,928)                   (1,017,928)
General and administrative expenses      (473,156)                   (  473,156)
                                      -----------    -----------    -----------
Loss from operations                   (2,570,856)     2,289,071     (  281,785)
Interest expense                          165,850                       165,850
Bridge note discount                      123,000                       123,000
                                      -----------    -----------    -----------
Loss before income tax benefit         (2,859,706)     2,289,071     (  570,635)
Income tax benefit                     (    7,179)                   (    7,179)
                                      -----------    -----------    -----------
Net loss                               (2,852,527)     2,289,071     (  563,456)
Dividends on preferred stock               14,961                        14,961
                                      -----------    -----------    -----------
Net loss applicable to common stock   $(2,867,488)   $ 2,289,071    $(  578,417)
                                      ===========    ===========    ===========

Net loss per common share             $     (1.58)                  $(      .32)
                                      ===========                   ===========

Weighted average number of common
   shares outstanding                   1,812,206                     1,812,206
                                      ===========                   ===========


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

3. INTERNATIONAL CONSULTING AGREEMENT:

            In January, 1996, the Company entered into a three-year international consulting agreement with U.K. Hyde Park Consultants, Ltd. ("Hyde Park"). In addition, Hyde Park purchased 400,000 shares of common stock and warrants to purchase up to 450,000 shares of common stock for $40,000, which was subsequently paid in March 1996. The warrants are identical to the warrants issued in conjunction with the Company's initial public offering (the "IPO") (see note 5).

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)


            The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 is being recognized ratably as a noncash compensatory charge over the life of the agreement. For the three-month period ended March 31, 1997 and 1996, the Company recognized $140,417 and $101,160 of consulting expense, respectively, in the accompanying consolidated statement of operations.

4.  PRIVATE PLACEMENT:

            On March 28, 1996, the Company completed a private placement, whereby it issued 36 units at a price of $50,000 per unit. Each unit consisted of a $49,000 promissory note ( the "Bridge Note"), 5,000 shares of common stock and a warrant to purchase up to 5,000 shares of common stock, subject to adjustment, as defined, at an exercise price of $7.20 per share, 120% of the IPO price per share (see note 5). The Bridge Notes, aggregating $1,764,000 bear interest at an annual rate of 11% and were due upon the earlier of 12 months from the date of issuance or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The warrants are exercisable over a 3-year period, commencing 13 months from the date of issuance. Upon the closing of the Company's IPO, the terms of the warrants were adjusted to be identical to the terms of the warrants issued in conjunction with the IPO.

            In connection with the private placement, a discount of $738,000 had been recorded based upon the allocation of the proceeds between the Bridge Notes payable and the common stock and warrants issued. The discount had been reflected as a reduction of the face amount of the Bridge Notes payable. This amount was calculated by attributing a value of $4.20 per share of common stock and $.10 per warrant, less cash received of $36,000. The discount was originally being amortized over a twelve month period. The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the proceeds from the IPO. Accordingly, the discount on the Bridge Notes were fully amortized on June 19, 1996.

            At March 31, 1996, the Company had incurred costs in connection with the private placement in the amount of $217,000.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

 5.  INITIAL PUBLIC OFFERING:

            On June 5, 1996, 1,130,000 shares of the Company's common stock and common stock purchase warrants were sold to the public, of which 950,000 shares of the Company's common stock and 1,130,000 common stock purchase warrants were sold by the Company and 180,000 shares of the Company's common stock were sold by the March 28, 1996 private placement investors. The purchase price was $6.00 per common share and $.10 per warrant. Each warrant entitles the holder to purchase a share of the Company's common stock of $7.20 for a three-year period beginning July 5, 1997. The warrants are redeemable at the Company's discretion at $.10 per warrant, subject to the closing bid price of the common stock. Net proceeds to the company of approximately $3,785,000, after deducting underwriting discounts and expenses of approximately $2,082,000, were used to repay $1,764,000 in promissory notes and related accrued interest of approximately $70,000, to redeem 43,337 shares of Series A redeemable preferred stock and to pay related accrued dividends of approximately $80,000.

            On July 10, 1996, the Underwriter purchased 169,500 shares of the Company's common stock and 169,500 warrants at a price of $6.00 and $.10, respectively. Net proceeds to the Company of approximately $900,000, after deducting underwriting discounts and expenses of approximately $134,000, were used to reduce the amount due to the factor.

            At March 31, 1996, the Company had incurred costs in connection with the IPO in the amount of $288,486.

6.  REGULATION S OFFERING

            On November 20, 1996, the Company completed a Regulation S offering whereby it issued 3,653 shares of the Company's non dividend preferred stock Series B for a price of $750 per share. Net proceeds to the Company of approximately $2,051,000, after deducting underwriting discounts and expenses of approximately $689,000, were used to reduce the amount due to the factor. In addition, the company issued warrants to purchase 200,000 shares of common stock at a price of $3.00 to the underwriter of the Regulation S offering. The warrants expire October 31, 2001.

            This non-dividend paying preferred stock Series B has a stated value and liquidation preference of $1,000 per share with a 4% annual accretion rate and is convertible into shares of the Company's common stock. Conversion is based upon a formula utilizing the lower of $2.50 or the average of the closing bid price of the Company's common stock for the five trading days prior to conversion. Conversion is at the option of the stockholder commencing January 4, 1997, through October 31, 2000, at which time the shares will be automatically converted into shares of the Company's common stock.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (unaudited)

            During the three month period ended March 31, 1997, 1,600 shares of the non dividend paying preferred stock Series B was converted into 3,650,643 shares of the Company's common stock, leaving 2,053 shares of the non-dividend paying preferred stock Series B outstanding.

7.  SUBSEQUENT EVENT

            Effective April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The initial investment, which was paid in April, 1997, was $200,000.

Item 2.         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

            When used in the Form 10-QSB and in future filings by the Company with the securities and Exchange Commission, the words or phrases, "will likely result" and "the Company expects" "will continue," "is anticipated,"
"estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

General

            The Company designs, imports and markets on a wholesale basis a broad range of footwear bearing the Cable & Co. trademark. The Company markets its products to approximately 1,500 department and specialty store locations in the United States. In addition, the Company markets a line of casual men's footwear under the name "Bacco Bucci." The Company has licensed the right to use the Bacco Bucci name from D&D Design, an entity controlled by Alberto Salvucci, a principal stockholder of the Company. In January 1997 Mr. Salvucci was elected to the board of directors of the Company and named the Chairman of the Board.

            The Company plans to increase revenues by increasing sales to existing accounts, establishing new accounts, developing high quality shoes with styling and design detail to sell at competitive prices and expanding the Company's marketing programs and to globalize the brands Cable & Co. and Bacco Bucci. The Company intends to increase its marketing to include direct mail but does not intend to do so prior to fiscal 1998. The Company also intends to explore opportunities to license rights to related products such as bags, belts, ties, wallets, accessories and other small leather goods. In addition, the Company may seek to grant license rights to the Cable & Co. trademark. However, there can be no assurance that the Company will be able to achieve such objectives.

Net Sales

            The Company's net sales for the three-month period ended March 31, 1997 were $4,694,560 as compared to net sales of $3,676,582 for the three-month period ended March 31, 1996, an increase of 27.7%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of mens footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. Net sales of the mens footwear bearing the Cable & Co. trademark for the three-month period ended March 31, 1997 was $3,361,720 as compared to net sales of $2,671,264 for the three-month period ended March 31, 1996, an increase of 25.8%. Net Sales of the mens footwear bearing the Bacco Bucci trademark for the three-month period ended

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 1997 was $1,332,840 as compared to net sales of $747,422 for the three-month period ended March 31, 1996, an increase of 78.3%. Additionally, for the three-month period ended March 31, 1996 net sales of womens footwear bearing the Cable and Co trademark was $257,896. During the year ended December 31, 1996, the Company temporarily suspended the production and marketing of the women's footwear bearing the Cable & Co. trademark. The Company does not plan to reintroduce the women's footwear bearing the Cable & Co. trademark prior to fiscal 1998 in order to continue focusing the Company's resources on the development of the Bacco Bucci product line. As a result, for the three-month period ended March 31, 1997 there were no sales of the women's footwear bearing the Cable & Co. trademark.

Cost of Goods Sold

            The Company's cost of goods sold for the three-month period ended March 31, 1997 was $2,935,472 as compared to $2,366,123 for the three-month period ended March 31, 1996, an increase of 24.1%. The Company believes that such an increase is primarily attributable to the increase in net sales for the three-month period ended March 31, 1997. The Company's gross profit as a percentage of net sales was 37.5% for the three-month period ended March 31, 1997 as compared to 35.6% for the three-month period ended March 31, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower manufacturing costs and a decrease in the quantity and size of markdown sales. Markdown sales for the three-month period ended March 31, 1997, was 4.9% of net sales as compared to 7.1% of net sales for the three-month period ended March 31, 1996, yielding a gross margin of 4.1% and (9.6%) respectively.

Noncash Compensatory Charges

            For the three-month period ended March 31, 1997 the Company incurred noncash compensatory charges of 140,417 which is attributable to shares of Common Stock issued in January 1996 pursuant to an international consulting agreement.

            For the three-month period ended March 31, 1996 the Company incurred noncash compensatory charges of $2,390,231. Of such amount (i) $101,160 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's President and Chief Executive Officer, Alan Kandall, the Company's Chief Operating Officer, Executive Vice President, Treasurer and Chief Financial Officer, and Alberto
Salvucci, the Chairman of the Board, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

Operating Expenses

            The Company's selling and general and administrative expenses for the three-month period ended March 31, 1997 were $1,727,070, 36.8% as a percentage of net sales, as compared to selling
                                      -13-

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

and general and administrative expenses for the three-month period ended March 31, 1996 of $1,491,084, 40.6% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, such as commission expense, royalties, salaries and travel and entertainment. The decrease in selling and general and administrative expenses as a percentage of net sales is primarily attributable to decreases in shipping expenses and factoring costs. The decrease in shipping expenses is primarily attributable to the elimination of approximately $43,000, incurred during three-month period ended March 31, 1996, which resulted from the Company terminating its warehouse lease and moving its inventory. The decrease in factoring costs is due the fact that the Companys factoring rates were decreased by approximately .5% of invoices factored.

Interest Expense and Bridge Note Discount

            The Company's interest expense for the three-month period ended March 31, 1997 was $81,726 as compared to interest expense for the three-month period ended March 31, 1996 of $165,580, a decrease of 50.6%. The Company believes that the decrease is primarily attributable to a decrease in borrowing for the three-month period ended March 31, 1997. During the three month period ended March 31, 1996, the Company incurred interest charges attributable to the October 1995 purchase of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, for the three month period ended March 31, 1996, the Company incurred interest expense on the Bridge Notes payable in the amount of $30,695.

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

Liquidity and Capital Resources

            The Company  has funded its  requirements  for  working  capital and
capital   expenditures  from  net  cash  provided  through  various  borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Companys securities and an off shore financing. As of March 31, 1997, the Company had working capital of $655,719 and a debt to equity ratio of
1.54 to 1.

            The Company's obligations to Heller include a collateral installment note in the original principal amount of $1,000,000 of which $416,667 was outstanding as of March 31, 1997. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). The Inventory Loan bears interest at 1.5% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre-approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At March 31, 1997, $616,643 of the $2,971,453 (20.8%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Concluded)

1.0% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

            The Company has a letter of credit line with the factor up to maximum of $750,000. At March 31, 1997, the Company has outstanding letters of credit in the amount of $542,000, $400,000 of which is serving as collateral for foreign currency contracts and $142,000 is serving as collateral for lease security deposits.

            In March, 1996, the Company consummated the Bridge Financing of 36 units (the "Units") at a purchase price of $50,000 per Unit, $1,800,000 in the aggregate. Each Unit consisted of the Company's 11% Bridge Note in the original principal amount of $49,000, 5,000 shares of Common Stock and 5,000 common share purchase warrants (the "Bridge Warrants"). The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the net proceeds from the sale of 1,119,500 shares of common stock and 1,299,500 common stock purchase warrants (the "Initial Public Offering"). The gross proceeds to the Company from the Initial Public Offering were $6,846,950. The proceeds were also used to redeem 43,327 shares of the Company's Series A preferred stock at a redemption price of $580,396, inclusive of accrued dividends. In conjunction with the redemption of the Series A preferred stock, 462,531 shares of Common Stock have been issued to the preferred shareholders.

            In November 1996, the Company completed an offshore financing (the "Offshore Financing") whereby the Company issued 3,653 shares of the Company's Series B preferred stock for a price of $750 per share. The gross proceeds received in such offering was $2,739,750.

            On April 3, 1997, the Company expended approximately $200,000 in connection with the commencement of operations of its manufacturing facility in Montegranaro, Italy.

            The Company anticipates acquiring the balance of the worldwide rights, except for the United Kingdom and Asia, to the "Cable & Co." trademark from Cable & Co. S.R.L., during 1997. It is anticipated that the cash portion of the purchase price will be approximately $1,250,000, of which $250,000 will be paid during 1997. The Company also plans to purchase the rights to the Bacco Bucci trademark for a purchase price of $3,000,000 of which $200,000 will be paid during 1997. The Company anticipates that the cash portion of the purchase price will be offset by the savings from projected royalty payments, however there is not yet a definitive agreement and there can be no assurances that the Company will acquire such rights.

            The Company believes that net cash provided by operations and available borrowings under the Company's credit facility, will be sufficient to meet its anticipated operating cash requirements for at least the next 12 months. However, additional funds may be required for additional expansion.

PART II - OTHER INFORMATION

Item 5. Other Information
              None.



Item 6 - Exhibits and Reports on Form 8-K

            (a) Exhibits
                  Please see Exhibit Index on page 17.

            (b) Reports on Form 8-K
                  None.

                                  EXHIBIT INDEX


Number                         Description of Exhibit
------                         ----------------------

1.1 Form of Underwriting Agreement between the Company and State Street Capital Markets, Corp. ( the "Underwriter") *
2.1 Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc. as seller and Cable & Co. Worldwide, Inc. as buyer. *
3.1         Certificate of Incorporation of the Company, as amended. *
3.2         By-Laws of the Company. *
4.1 Form of Warrant Agreement between the Company and American Stock Transfer & Trust, as warrant agent. *
4.2         Specimen Certificate of the Company's Common Stock. *
4.3         1996 Stock Option Plan. *
4.4         Specimen Certificate of the Company's Warrant. *
4.5         Form of Underwriter's Purchase Option. *
4.6         Form of Bridge Warrant. *
4.7         Form of Bridge Note. *
10.1 Employment Agreement dated as of January 1, 1995 between the Company and David Albahari. *
10.2 Employment Agreement dated as of January 1, 1995 between the Company and Alan Kandall. *
10.3        Agreements between the Company and Heller Financial, Inc. *
10.4        Intentionally omitted.
10.5 Agreement dated as of the 26th day of January 1996 between U.K. Hyde Park Consultants, Ltd. and the Company. *
10.6 Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.7 Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.8        Financial Consulting Agreement between the Underwriter and the
            Company.*
10.9        Agreements between Gruntal & Co., Inc. and the Company. *
10.10 Agreement dated May 15, 1996 among D&D Design & Details, LTD, Pio Alberto Salvucci and the Company.*
21.1        List of Subsidiaries.
27.1        Financial Data Schedule.
99.1 Cable & Co. Trademark Registration from the United States Patent and Trademark Office. *

* Previously filed with the Company's Registration Statement,
  Registration No. 333-3000

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CABLE & CO. WORLDWIDE, INC.
                               (Registrant)


Date: May 13, 1997             /s/ Alan Kandall
                               Alan Kandall
                               Executive Vice-President; Chief Financial Officer