Form 10QSB
period 1997-06-30
CABLE & CO WORLDWIDE INC
filed 1997-08-15
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________to__________________

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

                    YES [X]                            NO [ ]

Indicate the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:
The  registrant  had  30,172,997   shares  of  Common  Stock,  $.01  par  value,
                         outstanding at August 8, 1997

                      There are 20 pages in this document.
           The Exhibit Index appears on sequentially numbered page 19.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of June 30, 1997 (unaudited)       3

          Consolidated Statements of Operations for the Three-month and
          Six-month periods ended June 30, 1997 and 1996 (unaudited)       4

          Consolidated Statement of Stockholders' Equity for the
          Six-month period ended June 30, 1997 (unaudited)                 5

          Consolidated Statements of Cash Flows for the Six-month
          periods ended June 30, 1997 and 1996 (unaudited)                 6

          Notes to Consolidated Financial Statements (unaudited)           7-11

     Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12-17

PART II - OTHER INFORMATION

     Item 5. Other Information                                             18

     Item 6. Exhibits and Reports on Form 8-K                              18


Exhibit Index                                                              19

Signature                                                                  20

PART I - FINANCIAL INFORMATION

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (unaudited)

ASSETS

Current assets:
         Cash                                                                  $     48,238
         Accounts receivable, less allowances for doubtful accounts
            and sales discounts of $155,000                                         307,331
         Inventory                                                                4,992,882
         Prepaid and other current assets                                         1,374,843
         Deferred income tax asset, net of valuation allowance of $2,800,000           --
                                                                               ------------

                  Total current assets                                            6,723,294
Property and Equipment, net of accumulated depreciation of $289,257               1,202,960
Trademark and Trade name, net of accumulated amortization of $146,490             1,025,446
Other Intangible Assets, net of accumulated amortization of $32,146                  11,163
Other Assets                                                                         13,240
                                                                               ------------

                  Total Assets                                                 $  8,976,103
                                                                               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Due to factor                                                         $  2,752,279
         Accounts payable                                                         1,657,135
         Accrued expenses and other current liabilities                           2,162,205
         Note payable                                                               333,334
         Current portion of capitalized lease obligations                            31,973

         Income Taxes Payable                                                        22,026
                                                                                ------------


                  Total current liabilities                                       6,958,952
Capitalized Lease Obligations - net of current portion                               85,554
Deferred Rent                                                                        88,360
Other Liabilities                                                                    23,301
Deferred Income Tax Liability                                                        88,000
                                                                               ------------

                  Total Liabilities                                               7,244,167
                                                                               ------------
Minority Interest in Cable & Company 1955 SPA                                         2,404
                                                                               ------------

Stockholders' Equity: (Notes 1,2, 3, 4, 5, 6, & 7)
         Preferred stock- $.01 par value; authorized 1,453,020 shares;
            no shares issued                                                           --
         Common stock - $.01 par value; authorized 50,000,000 shares;
            issued and outstanding 16,482,997 shares                                164,830
         Additional paid-in capital                                              10,342,639
         Treasury stock - 35,000 common shares, at cost                             (29,676)
         Accumulated deficit                                                     (8,735,889)
         Cumulative foreign currency translation adjustment                         (12,372)
                                                                                ------------
                  Stockholders' Equity                                            1,729,532

                  Total Liabilities and Stockholders' Equity                   $  8,976,103
                                                                               ============


                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                     Three-month period ended            Six-month period ended
                                                                            June 30,                           June 30,
                                                                  -----------------------------       -----------------------------
                                                                     1996              1997              1996              1997
                                                                  -----------       -----------       -----------       -----------
Net sales                                                         $ 2,672,915       $ 2,584,481       $ 6,349,497       $ 7,279,041
Cost of goods sold                                                  2,175,506         1,649,522         4,541,629         4,584,994
                                                                  -----------       -----------       -----------       -----------
Gross profit                                                          497,409           934,959         1,807,868         2,694,047
Noncash compensatory charges (Notes 2 and 3)                          140,417           223,424         2,530,648           363,841
Selling expenses                                                      745,169           889,583         1,763,097         2,034,574
General and administrative expenses                                   557,405           552,649         1,030,561         1,134,728
                                                                  -----------       -----------       -----------       -----------
Loss from operations                                                 (945,582)         (730,697)       (3,516,438)         (839,096)
Interest expense                                                      185,787           112,706           351,637           194,432
Bridge note discount (Note 4)                                         615,000              --             738,000              --
                                                                  -----------       -----------       -----------       -----------
Loss before provision for income taxes                             (1,746,369)         (843,403)       (4,606,075)       (1,033,528)
Provision for income taxes                                             12,657            53,213             5,478            60,551
                                                                  -----------       -----------       -----------       -----------
Net loss                                                           (1,759,026)         (896,616)       (4,611,553)       (1,094,079)
Dividends on preferred stock                                           12,287              --              27,248              --
                                                                  -----------       -----------       -----------       -----------
Net loss applicable to common stock                               $(1,771,313)      $  (896,616)      $(4,638,801)      $(1,094,079)
                                                                  ===========       ===========       ===========       ===========
Net loss per common share                                         $      (.85)      $      (.09)      $     (2.39)      $      (.14)
                                                                  ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding                2,076,095         9,501,961         1,944,150         7,546,992
                                                                  ===========       ===========       ===========       ===========


                 See notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Six-month period ended June 30, 1997
                                   (unaudited)



                                                  Preferred Stock                      Common Stock                    Additional
                                                    Number of                           Number of                        Paid-in
                                                    Shares            Amount            Shares           Amount          Capital
                                                 ------------      ------------      ------------     ------------     ------------
Balance at December 31, 1996                            3,653      $         37         3,394,237     $     33,942     $ 10,109,649
Purchase of treasury stock                               --                --                --               --               --
Issuance of common stock upon
  conversion of preferred
  stock (Note 7)                                       (3,653)              (37)       11,213,760          112,138         (112,101)
Issuance of common
  stock (Note 3)                                         --                --           1,875,000           18,750          479,297
 Deferred consulting
  costs (Note 3)                                         --                --                --               --           (498,047)
Amortization of deferred consulting
   costs (Note 3)                                        --                --                --               --            363,841
Cumulative Foreign Currency
  translation adjustment (Note 1)                        --                --                --               --               --
Net loss                                                 --                --                --               --               --
                                                 ------------      ------------      ------------     ------------     ------------
Balance at June 30, 1997                                 --       $        --        16,482,997       $    164,830     $ 10,342,639
                                                 ============      ============      ============     ============     ============


                                                                                                       Cumulative
                                                                                                        Foreign
                                                 Treasury Stock                                         Currency
                                                     Number                          Accumulated      Translation      Stockholders'
                                                     shares           Amount            Deficit        Adjustment          Equity
                                                 ------------      ------------      ------------     ------------     ------------
Balance at December 31, 1996                           20,000      $   (18,053)      $(7,641,810)     $      --        $ 2,483,765
Purchase of treasury stock                             15,000          (11,623)             --               --            (11,623)
Issuance of common stock upon
  conversion of preferred
  stock (Note 7)                                         --               --                --               --               --
Issuance of common
  stock (Note 3)                                         --               --                --               --            498,047
 Deferred consulting
  costs (Note 3)                                         --               --                --               --           (498,047)
Amortization of deferred consulting
   costs (Note 3)                                        --               --                --               --            363,841
Cumulative Foreign Currency
  translation adjustment (Note 1)                        --               --                --            (12,372)         (12,372)
Net loss                                                 --               --          (1,094,079)            --         (1,094,079)
                                                 ------------      ------------      ------------     ------------     ------------
Balance at June 30, 1997                               35,000      $   (29,676)      $(8,735,889)     $   (12,372)     $ 1,729,532
                                                 ============      ============      ============     ============     ============



                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                                          Six-month period ended
                                                                                                                 June 30
                                                                                                          1996              1997
                                                                                                      -----------       -----------
Cash Flows From Operating Activities:
     Net loss                                                                                         $(4,611,553)       (1,094,079)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                     108,735           136,427
        Provision for doubtful accounts and sales discounts                                               (47,799)         (430,000)
        Provision for deferred income taxes                                                                20,638            35,000
        Noncash compensatory charges                                                                    2,530,648           363,841
        Amortization of discount on bridge notes                                                          738,000              --
        Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                                   70,436           222,800
         (Increase) in inventory                                                                         (609,444)       (2,251,267)
         (Increase) in prepaid expenses and other current assets                                         (395,089)         (902,610)
         (Increase) in intangibles                                                                           (964)             --
         (Increase) in other assets                                                                          --              (6,225)
         Increase (decrease) in accounts payable                                                         (299,148)          758,473
         Increase in accrued expenses and other current liabilities                                       550,177         1,509,390
         Increase  in other liabilities                                                                      --              23,301
         Increase (decrease) in income taxes payable                                                      (14,300)           22,026
         Increase in deferred rent                                                                         13,025            12,888
                                                                                                      -----------       -----------
            Net cash used in operating activities                                                      (1,946,638)       (1,600,035)
                                                                                                      -----------       -----------
Cash Flows From Investing Activities: Purchase of property equipment                                     (200,352)         (324,497)
                                                                                                      -----------       -----------

Cash Flows From Financing Activities:
     Advances from (repayments to) factor, net                                                           (749,707)        2,023,354
     Repayment of term note payable                                                                      (130,000)             --
     Principal payments under capital lease obligations                                                   (13,432)          (15,352)
     Principal payments of long-term note payable                                                        (166,666)         (166,664)
     Redemption of preferred stock- Series A                                                             (500,000)
     Net repayment on bridge note financing                                                              (227,000)
     Net proceeds from issuance of common stock                                                         4,026,471              --
     Proceeds from issuance of stock for minority interest in consolidated subsidiary                        --               2,404
     Payment of dividends of preferred stock-Series A                                                     (80,396)
     Purchase of treasury stock                                                                              --             (11,623)
                                                                                                      -----------       -----------
           Net cash provided by financing activities                                                    2,159,270         1,832,119
                                                                                                      -----------       -----------
Effect of exchange rate changes                                                                              --             (12,372)
Net increase (decrease) in cash                                                                            12,280          (104,785)
Cash at beginning of period                                                                                 8,010           153,023
                                                                                                      -----------       -----------
Cash at end of period                                                                                 $    20,290       $    48,238
                                                                                                      ===========       ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                                         $   353,871       $   196,307
                                                                                                      ===========       ===========
     Cash paid for income taxes                                                                       $    26,887       $     2,408
                                                                                                      ===========       ===========



                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month and six-month periods ended June 30, 1997 is not necessarily indicative of the results of operations expected for the year ended December 31, 1997. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996.

     The  accompanying   unaudited  interim  consolidated  financial  statements
include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair statement of the results of the interim period.

     The consolidated financial statements include the accounts of Cable & Company Worldwide Inc. and its wholly owned subsidiary Cable & Co, Enterprises Ltd. and its majority owned foreign subsidiary Cable & Company 1955 SPA (collectively referred to as the "Company").

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company translates assets and liabilities of the foreign subsidiary at prevailing period-end rates of exchange, and income and expense accounts at the weighted average rates during the period. Translation adjustments arising from conversion of the foreign subsidiary's financial statements at June 30, 1997, aggregating $12,372, are included in the stockholders' equity. There were no significant transaction gains or losses for the six-month period ended June 30, 1997.

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

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

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

     The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the six-month period ended June 30, 1996:

                                                       Impact of      Without
                                        As Stated       Charges       Charges
                                       -----------    -----------   -----------
Net sales                              $ 6,349,497                  $ 6,349,947
Cost of goods sold                       4,541,629                    4,541,629
                                       -----------                  -----------
Gross profit                             1,807,868                    1,807,868
Noncash compensatory charges            (2,530,648)   $ 2,289,071      (241,577)
Selling expenses                        (1,763,097)                  (1,763,097)
General and administrative expenses     (1,030,561)                  (1,030,561)
                                       -----------    -----------   -----------
Loss from operations                    (3,516,438)     2,289,071    (1,227,367)
Interest expense                           351,637                      351,637
Bridge note discount                       738,000                      738,000
                                       -----------    -----------   -----------
Loss before income tax benefit          (4,606,075)     2,289,071    (2,317,004)
Income tax benefit                           5,478                        5,478
                                       -----------    -----------   -----------
Net loss                                (4,611,553)     2,289,071    (2,322,482)
Dividends on preferred stock                27,248                       27,248
                                       -----------    -----------   -----------
Net loss applicable to common stock    $(4,638,801)   $ 2,289,071   $(2,349,730)
                                       ===========    ===========   ============

Net loss per common share              $     (2.39)                 $     (1.21)
                                       ===========                  ============

Weighted average number of common
   shares outstanding                    1,944,150                    1,944,150
                                       ===========                  ============


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

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

3. CONSULTING AGREEMENTS:

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

     The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 is being recognized ratably as a noncash compensatory charge over the life of the agreement. For the three-month period ended June 30, 1997 and 1996, the Company recognized $140,416 and $140,417 of consulting expense, respectively, in the accompanying consolidated statement of operations. For the six-month period ended June 30, 1997 and 1996, the Company recognized $280,833 and $241,577 respectively, of consulting expense in the accompanying consolidated statement of operations.

     In May, 1997, the Company entered into one year consulting agreements for an aggregate of 1,875,000 shares of common stock. The Company has valued these shares of common stock at $498,047. The value of these shares is being recognized  ratably  as a  noncash  compensatory  charge  over  the  life of the agreement. For the three month and six month periods ended June 30, 1997 the Company recognized $83,008 of consulting expense in the accompanying consolidated statement of operations.

4. PRIVATE PLACEMENT:

     On March 28, 1996, the Company completed a private placement, whereby it issued 36 units at a price of $50,000 per unit. Each unit consisted of a $49,000 promissory note ( the "Bridge Note"), 5,000 shares of common stock and a warrant to purchase up to 5,000 shares of common stock, subject to adjustment, as defined, at an exercise price of $7.20 per share, 120% of the IPO price per share (see note 5). The Bridge Notes, aggregating $1,764,000 bear interest at an annual rate of 11% and were due upon the earlier of 12 months from the date of issuance or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The warrants are exercisable over a 3-year period, commencing 13 months from the date of issuance. Upon the closing of the Company's IPO, the terms of the warrants were adjusted to be identical to the terms of the warrants issued in conjunction with the IPO. Net proceeds received of approximately $1,573,000 after deducting underwriting discounts and expenses of approximately $227,000 were used to repay a term loan and reduce the amount due to the factor.

     In connection with the private placement, a discount of $738,000 had been recorded based upon the allocation of the proceeds between the Bridge Notes payable and the common stock and warrants issued. The discount had been reflected as a reduction of the face amount of the Bridge Notes payable. This amount was

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

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

5. INITIAL PUBLIC OFFERING:

     On June 5, 1996, 1,130,000 shares of the Company's common stock and common stock purchase warrants were sold to the public, of which 950,000 shares of the Company's common stock and 1,130,000 common stock purchase warrants were sold by the Company and 180,000 shares of the Company's common stock were sold by the March 28, 1996 private placement investors. The purchase price was $6.00 per common share and $.10 per warrant. Each warrant entitles the holder to purchase a share of the Company's common stock of $7.20 for a three-year period beginning July 5, 1997. The warrants are redeemable at the Company's discretion at $.10 per warrant, subject to the closing bid price of the common stock. Net proceeds to the company of approximately $3,785,000, after deducting underwriting discounts and expenses of approximately $2,082,000, were used to repay
$1,764,000 in promissory notes and related accrued interest of approximately $70,000, to redeem 43,327 shares of Series A redeemable preferred stock and to pay related accrued dividends of approximately $80,000.

     On July 10, 1996, the Underwriter purchased 169,500 shares of the Company's common stock and 169,500 warrants at a price of $6.00 and $.10, respectively. Net proceeds to the Company of approximately $900,000, after deducting underwriting discounts and expenses of approximately $134,000, were used to reduce the amount due to the factor.

     At June 30, 1996, the Company had incurred costs in connection with the IPO in the amount of $1,872,529

6. REDEMPTION OF PREFERRED STOCK:

     On June 19, 1996 the company redeemed and retired 43,327 shares of series A-12% cumulative preferred stock for a redemption price of $580,396, inclusive of accrued dividends of $80,396.

     In connection with the redemption, the Company issued 462,531 shares of common stock to the preferred stockholders.

7. REGULATION S OFFERING

     On November 20, 1996, the Company completed a Regulation S offering whereby it issued 3,653 shares of the Company's non dividend preferred stock Series B for a price of $750 per share. Net proceeds to the Company of approximately $2,051,000, after deducting underwriting discounts and expenses of

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (unaudited)

approximately $689,000, were used to reduce the amount due to the factor. In addition, the company issued warrants to purchase 200,000 shares of common stock at a price of $3.00 to the underwriter of the Regulation S offering. The warrants expire October 31, 2001.

     During the six-month period ended June 30, 1997, all of the 3,653 shares of the non dividend paying preferred stock Series B were converted into 11,213,760 shares of the Company's common stock.

8. NEWLY FORMED SUBSIDIARY

     On April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The total investment, which was paid during the six-month period ended June 30, 1997 was $252,747

9. SUBSEQUENT EVENTS

   Private Placement

     In July, 1997, the Company completed a private placement, whereby it issued 13,690,000 shares of common stock at a price of $.10 per share. Net proceeds to the Company of approximately $1,100,000 will be used to purchase the rights to the Bacco Bucci trademark as well as the additional rights to the Cable & Co. trademark in other countries. The remaining funds will be used to reduce the amount due to the factor and to fund the Companys working capital requirements.

   Purchase of Trademarks

     In August 1997 the Company purchased all of the rights to the Bacco Bucci trademark from D&D Design and Details limited ("D&D Design"), an entity controlled by Alberto Salvucci, the Chairman of the Board, a director, and a principal stockholder of the Company. The Company also acquired in many major countries throughout the world all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L. an entity controlled by Mr. Salvucci. The purchase price for the Bacco Bucci trademark is $3,150,000. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods sold outside North and South America. The Company has also agreed to issue to D&D Design and Cable & Co. S.R.L. an aggregate of 11,973,411 shares of common stock. The purchase price for the rights to the Cable & Co. trademark include the shares of common stock discussed above, together with a payment of $100,000.

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

General

     The Company designs, manufactures, imports and markets on a wholesale basis a broad range of footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. The Company markets its products to approximately 1,500 department and specialty store locations in the United States. Prior to August 1997, the Company had licensed the right to use the Bacco Bucci name from D&D Design, an entity controlled by Alberto Salvucci, a principal stockholder of the Company, the Chairman of the Board, and director. In August 1997, the Company acquired the rights to the Bacco Bucci trademark from D&D Design. In addition in August 1997, the Company acquired the Cable & Co. trademark from Cable & Co. S.R.L., an entity also controlled by Mr. Salvucci, in many major countries throughout the world.

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

     On June 23, 1997, the Company entered into an agreement with Roffe Accessories Inc., as licensee, to manufacture a line of Cable & Co. neckwear, effective July 1, 1997. The neckwear line is targeted to be in stores for the 1997 holiday season.

Net Sales

     The Company's net sales for the three-month period ended June 30, 1997 were $2,584,481 as compared to net sales of $2,672,915 for the three-month period ended June 30, 1996, a decrease of 3.3%.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company believes that the decrease in net sales is primarily attributable to the decrease in net sales of men's footwear bearing the Cable & Co. trademark and the temporary suspension of the production and marketing of women's footwear bearing the Cable and Co. trademark. Net sales of the men's footwear bearing the Cable & Co. trademark for the three-month period ended June 30, 1997 was $1,673,015 as compared to net sales of $2,026,556 for the three-month period ended June 30, 1996, a decrease of 17.4%. The decrease is primarily attributable to a major pre-season promotion, of approximately $485,000, in the six-month period ended June 30, 1996, which did not occur in 1997. Additionally, for the three-month period ended June 30, 1996 net sales of womens footwear bearing the Cable and Co trademark was $37,325. During the year ended December 31, 1996, the Company temporarily suspended the production and marketing of the women's footwear bearing the Cable & Co. trademark. The Company does not plan to reintroduce the women's footwear bearing the Cable & Co. trademark prior to fiscal 1998 in order to continue focusing the Company's resources on the development of the Bacco Bucci product line. As a result, for the three-month period ended June 30, 1997 there were no sales of the women's footwear bearing the Cable & Co. trademark. Net Sales of the mens footwear bearing the Bacco Bucci trademark for the three-month period ended June 30, 1997 was $911,466 as compared to net sales of $609,034 for the three-month period ended June 30, 1996, an increase of 49.7%.

     The Company's net sales for the six-month period ended June 30, 1997 were $7,279,041 as compared to net sales of $6,349,497 for the six-month period ended June 30, 1996, an increase of 14.6%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. Net sales of the men's footwear bearing the Cable & Co. trademark for the six-month period ended June 30, 1997 was $5,034,735 as compared to net sales of $4,697,820 for the six-month period ended June 30, 1996, an increase of 7.2%. Net sales of the mens footwear bearing the Bacco Bucci trademark for the six-month period ended June 30, 1997 was $2,244,306 as compared to net sales of $1,356,456 for the six-month period ended June 30, 1996, an increase of 65.4%. As a result of the temporary suspension of the women's footwear bearing the Cable and Co. trademark, there were no sales of womens footwear bearing the Cable and Co. trademark for the six-month period ended June 30, 1997, as compared to $295,221 for the six months ended June 30, 1996.

Cost of Goods Sold

     The Company's cost of goods sold for the three-month period ended June 30, 1997 was $1,649,522 as compared to $2,175,506 for the three-month period ended June 30, 1996, a decrease of 24.2%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the three-month period ended June 30, 1997. The Company's gross profit as a percentage of net sales was 36.2% for the three-month period ended June 30, 1997 as compared to 18.6% for the three-month period ended June 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower manufacturing costs attributable to the opening of the Company's factory in April 1997 and a decrease in the quantity and size of markdown sales. Markdown sales for the three-month period ended June 30, 1997, was 11.3% of net sales as compared to 21.4% of net sales for the three-month period ended June 30, 1996, yielding a gross margin of 7.9% and (12.1%) respectively.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

         The Company's cost of goods sold for the six-month period ended June 30, 1997 was $4,584,994 as compared to $4,541,629 for the six-month period ended June 30, 1996, an increase of 1%. The Company believes that such an increase is primarily attributable to the increase in net sales for the six-month period ended June 30, 1997. The Company's gross profit as a percentage of net sales was 37.0% for the six-month period ended June 30, 1997 as compared to 28.5% for the six-month period ended June 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower product costs attributable to the opening of the Companys factory in April 1997 and a decrease in the quantity and size of markdown sales. Markdown sales for the six-month period ended June 30, 1997, was 7.1% of net sales as compared to 13.1% of net sales for the six-month period ended June 30, 1996, yielding a gross margin of 6.19% and (11.3%) respectively.

Noncash Compensatory Charges

     For the three-month period ended June 30, 1997 the Company incurred noncash compensatory charges of $223,424. Of such amount (i) $140,416 is attributable to shares of Common Stock issued in January 1996 pursuant to an international consulting agreement, and (ii) $83,008 is attributable to shares of common stock issued pursuant to consulting agreements entered into in May 1997.

     For the six-month period ended June 30, 1997 the Company incurred noncash compensatory charges of $363,841. Of such amount (i) $280,833 is attributable to shares of Common Stock issued in January 1996 pursuant to an international consulting agreement, and (ii) $83,008 is attributable to shares of common stock issued pursuant to consulting agreements entered into in May 1997.

     For the six-month period ended June 30, 1996 the Company incurred noncash compensatory charges of $2,530,648. Of such amount (i) $241,577 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's former President and Chief Executive Officer, Alan Kandall, Company's President and Chief Executive Officer , and Alberto Salvucci, the Chairman of the Board, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

     For the three-month period ended June 30, 1996 the Company incurred noncash compensatory charges of $140,417. This is attributable to shares of common stock issued pursuant to an international consulting agreement.

Operating Expenses

     The Company's selling and general and administrative expenses for the three-month period ended June 30, 1997 were $1,442,232, 55.8% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended June 30, 1996 of $1,302,574, 48.7% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to the payroll and travel and entertainment expenses related to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line. The

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

increase in selling and general and administrative expenses is also attributable to professional fees in relation to being a public company in 1997.

     The Company's selling and general and administrative expenses for the six-month period ended June 30, 1997 were $3,169,302, 43.5% as a percentage of net sales, as compared to selling and general and administrative expenses for the six-month period ended June 30, 1996 of $2,793,658, 44.0% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, such as commission expense, royalties and factoring costs. In addition, the Company believes that the increase in selling and general and administrative expenses is also attributable to the payroll and travel and entertainment expenses related to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line, as well as professional fees in relation to being a public company in 1997.

Interest Expense and Bridge Note Discount

     The Company's interest expense for the three-month and six month periods ended June 30, 1997 was $112,706 and $194,432 respectively, as compared to interest expense for the three-month and six-month periods ended June 30, 1996 of $185,787 and $351,637 respectively a decrease of 39.3% and 44.7%. The Company believes that the decrease is primarily attributable to a decrease in borrowing for the three-month and six month periods ended June 30, 1997. During the six-month period ended June 30, 1996, the Company incurred interest charges attributable to the October 1995 purchase of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, for the three month and six-month periods ended June 30, 1996, the Company incurred interest expense on the Bridge Notes payable in the amount of $38,890 and $69,585 respectively.

     For the three-month and six-month periods ended June 30, 1996, the Company incurred a charge of $615,000 and $738,000 respectively, in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount.

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Companys securities, an off shore financing, and a July 1997 private placement. As of June 30, 1997, the Company had working capital deficiency of $235,658 and a debt to equity ratio of 4.2 to 1.

     The Company's obligations to Heller include a collateral installment note in the original principal amount of $1,000,000 of which $333,334 was outstanding as of June 30, 1997. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). The Inventory Loan bears interest at 1.5% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre-approved accounts are factored without recourse to the Company and

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

non-approved accounts are factored with recourse. At June 30, 1997, $394,207 of the $2,498,926 (15.8%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.0% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

     The Company has a letter of credit line with Heller up to maximum of $750,000. At June 30, 1997, the Company has outstanding letters of credit in the amount of $537,000, $400,000 of which is serving as collateral for foreign currency contracts and $137,000 is serving as collateral for lease security deposits.

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

     On April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The total investment during the six-month period ended June 30, 1997 was $252,747

     In August 1997 the Company purchased all of the rights to the Bacco Bucci trademark from D&D Design, an entity controlled by Alberto Salvucci, the Chairman of the Board, a director, and a principal stockholder of the Company. The Company also acquired in many major countries throughout the world all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L. an entity also controlled by Mr. Salvucci. The purchase price for the Bacco Bucci trademark consists of $3,150,000 of which $400,000 will be paid periodically by December 1, 1997, and the balance of which shall be payable in installments. Payments of $350,000 and $400,000 are due in January 1998 and January 1999 respectively. The balance is payable in four installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods sold outside North and South America. The Company has also agreed to issue to D&D Design and Cable & Co S.R.L. an aggregate of 11,973,411 shares of common stock. The purchase price for the rights to the Cable & Co. trademark include the shares of Common Stock discussed above, together with a payment of $100,000 which amount has been paid to Cable & Co. S.R.L. The Company anticipates that part of the cash portion of the purchase will be offset by the savings from the projected royalty payments the Company would have had to make to D&D Design for the use of the Bacco Bucci trademark in the western hemisphere.

     In July 1997, the Company completed a private placement, whereby it issued 13,690,000 shares of common stock at a price of $.10 per share. Net proceeds to the Company of approximately $1,100,000 will be used to purchase the rights to the Bacco Bucci trademark as well as the Cable & Co. trademark. The

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Concluded)

remaining funds will be used to reduce the amount due to the factor and to fund the Companys working capital requirements.

     The Company believes that net cash provided by operations and available borrowings under the Company's credit facility, will be sufficient to meet its anticipated operating cash requirements for at least the next 12 months. However, additional funds may be required for additional expansion.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

     On July, 31, 1997 the Company consummated a private placement to 11 accredited investors of an aggregate of 13,690,000 shares of Common Stock at a purchase price of $.10 per share. J.W. Charles Securities, Inc. acted as the placement agent and received a fee equal to 13% of the gross proceeds. These sales were intended to be exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 promulgated thereunder

Item 5. Other Information

     In August 1997 the Company purchased all of the rights to the Bacco Bucci trademark from D&D Design, an entity controlled by Alberto Salvucci, the Chairman of the Board, a director, and a principal stockholder of the Company. The Company also acquired in many major countries throughout the world all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L. an entity also controlled by Mr. Salvucci. The purchase price for the Bacco Bucci trademark consists of $3,150,000 of which $400,000 will be paid periodically by December 1, 1997, and the balance of which shall be payable in installments. Payments of $350,000 and $400,000 are due in January 1998 and January 1999 respectively. The balance is payable in four installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods sold outside North and South America. The Company has also agreed to issue to D&D Design and Cable & Co S.R.L. an aggregate of 11,973,411 shares of common stock. The purchase price for the rights to the Cable & Co. trademark include the shares of Common Stock discussed above, together with a payment of $100,000 which amount has been paid to Cable & Co. S.R.L.

     Effective July, 21, 1997, Alan Kandall, formerly chief operating officer and chief financial officer of the Company, was appointed president and chief executive officer, replacing David Albahari as president and chief executive officer. Joel Brooks, formerly comptroller, was appointed chief financial officer and treasurer.

     See also item 2. with respect to the issuance of 13,690,000 shares of common stock.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
          Please see Exhibit Index on page 19.

     (b) Reports on Form 8-K
          None.

                                  EXHIBIT INDEX


Number       Description of Exhibit

1.1 Form of Underwriting Agreement between the Company and State Street Capital Markets, Corp. ( the "Underwriter") *
2.1 Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc. as seller and Cable & Co. Worldwide, Inc. as buyer. *
3.1    Certificate of Incorporation of the Company, as amended. *
3.2    By-Laws of the Company. *
4.1 Form of Warrant Agreement between the Company and Continental Stock Transfer Trust Company, as warrant agent. *
4.2    Specimen Certificate of the Company's Common Stock. *
4.3    1996 Stock Option Plan. *
4.4    Specimen Certificate of the Company's Warrant. *
10.1 Employment Agreement dated as of January 1, 1995 between the Company and David Albahari. *
10.2 Employment Agreement dated as of July 1, 1997 between the Company and Alan Kandall.
10.3   Agreements between the Company and Heller Financial, Inc. *
10.4   Intentionally omitted.
10.5 Agreement dated as of the 26th day of January 1996 between U.K. Hyde Park Consultants, Ltd. and the Company. *
10.6 Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.7 Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.8   Financial Consulting Agreement between the Underwriter and the Company.*
10.9   Agreements between Gruntal & Co., Inc. and the Company. *
10.11 Assignment of trademark dated July 29, 1997 between D&D Design and the Company.**
10.12 Assignment of trademark dated July 29, 1997 between Cable & Co. S.R.L. and the Company.**
21.1   List of Subsidiaries. *
27.1   Financial Data Schedule.
99.1 Cable & Co. Trademark Registration from the United States Patent and Trademark Office. *


* Previously filed with the Company's Registration Statement, Registration No. 333-3000
** Previously filed with the Company's Registration Statement,  Registration No.
   333-33079

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CABLE & CO. WORLDWIDE, INC.
                                             (Registrant)


Date:  8/15/97                               /s/ Alan Kandall
     ----------------                        ----------------------------------
                                             Alan Kandall
                                             President; Chief Executive Officer



Date:  8/15/97                               /s/ Joel Brooks
     ----------------                        ----------------------------------
                                             Joel Brooks
                                             Chief Financial Officer