Form 10QSB
period 1997-09-30
CABLE & CO WORLDWIDE INC
filed 1997-11-19
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     The registrant had 43,048,164 shares of Common Stock, $.01 par value, outstanding at November 14, 1997

There are 23 pages in this document. The Exhibit Index appears on sequentially numbered page 22 .

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Balance Sheet as of September 30, 1997 (unaudited)   3

        Consolidated Statements of Operations for the Three-month and
        Nine-month periods ended September 30, 1997 and 1996 (unaudited)   4

        Consolidated Statement of Stockholders' Equity for the
        Nine-month period ended September 30, 1997 (unaudited)             5

        Consolidated Statements of Cash Flows for the Nine-month
        period ended September 30, 1997 and 1996 (unaudited)               6

        Notes to Consolidated Financial Statements (unaudited)             7-13

    Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14-20

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                              21

    Item 2. Changes in Securities                                          21

    Item 3. Defaults upon Senior Securities                                21

    Item 4. Submission of Matters to Vote of Security Holders              21

    Item 5. Other Information                                              21

    Item 6. Exhibits and Reports on Form 8-K                               21


Exhibit Index                                                              22

Signature                                                                  23

PART I - FINANCIAL INFORMATION

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                   (unaudited)

ASSETS

Current assets:
         Cash                                                       $    26,134
         Accounts receivable, less allowances for doubtful
            accounts and sales discounts of $142,000                  1,334,991
         Inventory                                                    5,071,511
         Prepaid and other current assets                             1,945,295
         Deferred income tax asset, net of valuation
            allowance of $3,000,000                                      ---
                                                                    -----------

                  Total current assets                                8,377,931
Property and Equipment, net of accumulated depreciation
         of $347,640                                                  1,296,378
Trademark and Trade name, net of accumulated amortization
         of $206,141 (Note 9)                                         6,365,897
Other Intangible Assets, net of accumulated amortization
         of $35,650                                                      16,109
Other Assets                                                             10,966
                                                                    -----------
                  Total Assets                                      $16,067,281
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Due to factor                                              $ 4,731,309
         Accounts payable                                               628,297
         Accrued expenses and other current liabilities               2,199,839
         Note payable - factor                                          250,000
         Current portion of note payable-trademark (Note 9)             669,943
         Current portion of capitalized lease obligations                31,973

         Income Taxes Payable                                            18,901
                                                                    -----------

                  Total current liabilities                           8,530,262
Capitalized Lease Obligations - net of current portion                   77,409
Note Payable-trademark (Note 9)                                       1,878,156
Deferred Rent                                                            92,366
Other Liabilities                                                        42,573
Deferred Income Tax Liability                                            94,000
                                                                    -----------

                  Total Liabilities                                  10,714,766
                                                                    -----------

Minority Interest in Cable & Company 1955 SPA                             2,404
                                                                    -----------

Stockholders' Equity:  (Notes 1,2, 3, 4, 5, 6, 7, 9, & 10) Preferred
         stock- $.01 par value; authorized 1,420,000 shares;
            no shares issued                                             ---
         Common stock - $.01 par value; authorized 50,000,000 shares;
            issued and outstanding 42,146,408 shares                    421,464
         Additional paid-in capital                                  15,137,018
         Treasury stock - 35,000 common shares, at cost                 (29,676)
         Accumulated deficit                                        (10,168,032)
         Cumulative foreign currency translation adjustment             (10,663)
                                                                    -----------

                  Stockholders' Equity                                5,350,111
                                                                    -----------
                  Total Liabilities and Stockholders' Equity        $16,067,281
                                                                    ===========


                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                   Three-month period ended       Nine-month period ended
                                                                      September 30,                   September 30,
                                                                   ------------------------       -----------------------
                                                                  1996            1997            1996            1997
                                                                  ----            ----            ----            ----
Net sales                                                   $  5,375,379    $  5,416,409    $ 11,724,876       $ 12,695,450
Cost of goods sold                                             3,492,083       3,215,246       8,033,712          7,800,240
                                                            ------------    ------------    ------------       ------------
Gross profit                                                   1,883,296       2,201,163       3,691,164          4,895,210
Noncash compensatory charges (Notes 2 and 3)                     140,417       1,006,268       2,671,065          1,370,109
Selling expenses                                               1,328,990       1,237,026       3,092,087          3,271,600
General and administrative expenses                              531,908         613,147       1,562,469          1,747,875
                                                            ------------    ------------    ------------       ------------
(Loss) from operations                                          (118,019)       (655,278)     (3,634,457)        (1,494,374)
Interest expense                                                 125,402         196,397         477,039            390,829
Termination Agreement (Note 10)                                     --           577,760            --              577,760
Bridge note discount (Note 4)                                       --              --           738,000               --
                                                            ------------    ------------    ------------       ------------
Loss before provision for income taxes                          (243,421)     (1,429,435)     (4,849,496)
Provision for income taxes                                       (23,853)          2,708         (18,375)            63,259
                                                            ------------    ------------    ------------       ------------
Net loss                                                        (219,568)     (1,432,143)     (4,831,121)
Dividends on preferred stock                                        --              --            27,248               --
                                                            ------------    ------------    ------------       ------------
Net loss applicable to common stock                         $   (219,568)   $ (1,432,143)   $ (4,858,369)      $  2,526,222)
                                                            ============    ============    ============       ============
Net loss per common share                                   $       (.07)   $       (.05)   $      (1.99)      $       (.17)
                                                            ============    ============    ============       ============

Weighted average number of common shares outstanding           3,375,813      30,516,224       2,443,075         15,272,199
                                                            ============    ============    ============       ============

                 See notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   Nine-month period ended September 30, 1997
                                   (unaudited)

                                 Preferred Stock      Common Stock            Additional    Treasury Stock
                                   Number of           Number of                Paid-in        Number
                                    Shares  Amount     Shares       Amount      Capital        shares     Amount
                                    ------  ------     ------       ------      -------        ------     ------
Balance at December 31, 1996        3,653   $ 37     3,394,237    $  33,942  $ 10,109,649     20,000     $ (18,053)
Purchase of treasury stock           --      --           --           --            --       15,000       (11,623)
Issuance of common stock upon
  conversion of preferred
  stock (Note 7)                   (3,653)   (37)   11,213,760      112,138      (112,101)      --            --
Issuance of common
  stock (Note 3)                     --      --      1,875,000       18,750       479,297       --            --
 Deferred consulting
  costs (Note 3)                     --      --           --           --        (498,047)      --            --
Amortization of deferred
   consulting costs (Note 3)         --      --           --           --       1,370,109       --            --
Issuance of common stock
   in connection with private
   placement  (Note 4)               --      --     13,690,000      136,900     1,232,100       --            --
Private placement costs (Note 4)     --      --           --           --        (328,251)      --            --
Issuance of common stock
   in connection with purchase
   of trademark (Note 9)             --      --     11,973,411      119,734     2,574,283       --            --
Issuance of options in
   connection with Termination
    Agreement  (Note 10)             --      --           --           --         309,979       --            --
Cumulative Foreign Currency
  translation adjustment (Note 1)    --      --           --           --            --         --            --
Net loss                             --      --           --           --            --         --            --
                                    ----    ----        -----     ---------  ------------     ------     ---------
Balance at September  30, 1997       --     $--         42,14     $ 421,164  $ 15,137,018     35,000     $ (29,676)
                                    ====    ====        =====     =========  ============     ======     =========


                                                   Cumulative
                                                    Foreign
                                                    Currency
                                      Accumulated  Translation  Stockholders'
                                       Deficit      Adjustment     Equity
                                       -------      ----------     ------
Balance at December 31, 1996       $ (7,641,810)         --     $ 2,483,765
Purchase of treasury stock                 --            --         (11,623)
Issuance of common stock upon
  conversion of preferred
  stock (Note 7)                           --            --            --
Issuance of common
  stock (Note 3)                           --            --         498,047
 Deferred consulting
  costs (Note 3)                           --            --        (498,047)
Amortization of deferred
   consulting costs (Note 3)               --            --       1,370,109
Issuance of common stock
   in connection with private
   placement  (Note 4)                     --            --       1,369,000
Private placement costs (Note 4)           --            --        (328,251)
Issuance of common stock
   in connection with purchase
   of trademark (Note 9)                   --            --       2,694,017
Issuance of options in
   connection with Termination
    Agreement  (Note 10)                   --            --         309,979
Cumulative Foreign Currency
  translation adjustment (Note 1)          --         (10,663)      (10,663)
Net loss                             (2,526,222)         --      (2,526,222)
                                   ------------   -----------   -----------
Balance at September  30, 1997     $(10,168,032)  $   (10,633)  $ 5,350,111
                                   ============   ===========   ===========


                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              Nine-month period ended
                                                                                    September  30
                                                                              -----------------------
                                                                                 1996         1997
                                                                                 ----         ----
Cash Flows From Operating Activities:
Net loss                                                                     $(4,831,121) (2,526,222)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                170,966      257,965
   Provision for doubtful accounts and sales discounts                           57,875     (443,000)
   Provision for deferred income taxes                                           (3,215)      41,000
   Noncash compensatory charges                                               2,671,065    1,370,109
   Issuance of options in connection with termination agreement                    --        309,979
   Amortization of discount on bridge notes                                     738,000         --
   Changes in operating assets and liabilities:
    Decrease in accounts receivable                                            (211,422)    (791,860)
    Decrease (increase) in inventory                                            731,839   (2,329,896)
    (Increase) in prepaid expenses and other current assets                    (448,670)  (1,473,062)
    (Increase) in intangibles                                                      (964)      (8,450)
    (Increase) in other assets                                                     --         (3,951)
    (Decrease) in accounts payable                                             (157,560)    (270,365)
    Increase (decrease ) in accrued expenses and other current liabilities     (353,790)   1,547,025
    Increase  in other liabilities                                                 --         42,573
    Increase (decrease) in income taxes payable                                 (14,300)      18,901
    Increase in deferred rent                                                    19,538       16,894
                                                                             ----------   ----------
       Net cash used in operating activities                                 (1,631,759)  (4,242,360)
                                                                             ----------   ----------

Cash Flows From Investing Activities
           Purchase of property equipment                                      (312,022)    (476,298)
           Purchase of trademarks                                                  --        (66,591)
                                                                             ----------   ----------
            Net cash used in investing activities                              (312,022)    (542,889)
                                                                             ----------   ----------
Cash Flows From Financing Activities
    Advances from (repayments to) factor, net                                (1,596,828)   4,002,384
    Repayment of term note payable                                             (130,000)        --
     Principal payments under capital lease obligations                         (20,384)     (23,497)
     Principal payments of long-term note payable factor                       (250,000)    (250,000)
     Principal payments of long-term note payable trademark                        --        (91,394)
     Redemption of redeemable preferred stock- Series A                        (500,000)        --
     Net repayment on bridge notes financing                                   (227,000)        --
     Net proceeds from issuance of common stock and warrants                  4,760,513    1,040,749
     Proceeds from issuance of stock for minority interest in consolidated subsidia--          2,404
     Payment of dividends on redeemable preferred stock-Series A                (80,396)        --
     Purchase of treasury stock                                                    --        (11,623)
                                                                             ----------   ----------
           Net cash provided by financing activities                          1,955,905    4,669,023
                                                                             ----------   ----------
Effect of exchange rate changes                                                    --        (10,663)
                                                                             ----------   ----------
Net increase (decrease) in cash                                                  12,124     (126,889)
Cash at beginning of period                                                       8,010      153,023
                                                                             ----------   ----------
Cash at end of period                                                        $   20,134   $   26,134
                                                                             ==========   ==========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                $  479,634   $  365,408
                                                                             ==========   ==========
    Cash paid for income taxes                                               $   27,036   $    2,408
                                                                             ==========   ==========




                 See Notes to Consolidated Financial Statements.
                                      - 6 -

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION:

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1997 is not necessarily indicative of the results of operations expected for the year ended December 31, 1997. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996.

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

         The Company translates assets and liabilities of the foreign subsidiary at prevailing period-end rates of exchange, and income and expense accounts at the weighted average rates during the period. Translation adjustments arising from conversion of the foreign subsidiary's financial statements at September 30, 1997, aggregating $10,663, are included in the stockholders' equity. There were no significant transaction gains or losses for the nine-month period ended September 30, 1997.

2. SHARES ISSUED TO STOCKHOLDERS AND RELEASE OF ESCROW SHARES:

         At the time of the acquisition of the Cable & Co. product line (the "Cable product line") from Hongson, Inc. (see Note 1 of the December 31, 1996 consolidated financial statements of Cable & Co. Worldwide, Inc. ( the "Company"), the stockholders of the Company, including the Company's management, entered into a stockholders' agreement (the "Stockholders' Agreement") with respect to their shares of common stock. Pursuant to the Stockholders' Agreement, the Company's management placed an aggregate of 320,256 shares of common stock in escrow. In January 1996, the Company terminated the Stockholders' Agreement and released all of the shares held in escrow. In connection with this, a noncash compensatory charge in the amount of $1,345,075 ($4.20 per share) was recorded.

         In February 1996, the Company issued 224,761 shares of common stock to certain existing stockholders. In connection with this issuance, a noncash compensatory charge in the amount of $943,996 ($4.20 per share) was recorded.

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

         The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the nine-month period ended September 30, 1996:

                                                       Impact of        Without
                                        As Stated       Charges         Charges
                                        ---------       -------         -------
Net sales                             $ 11,724,876            --     $ 11,724,876
Cost of goods sold                       8,033,712            --        8,033,712
                                      ------------    ------------   ------------
Gross profit                             3,691,164            --        3,691,164
 Noncash compensatory charges           (2,671,065)   $  2,289,071       (381,994)
Selling expenses                        (3,092,087)           --       (3,092,087)
General and administrative expenses     (1,562,469)           --       (1,562,469)
                                      ------------    ------------   ------------
Loss from operations                    (3,634,457)      2,289,071     (1,345,386)
Interest expense                           477,039            --          477,039
Bridge note discount                       738,000            --          738,000
                                      ------------    ------------   ------------
Loss before income tax benefit          (4,849,496)      2,289,071     (2,560,425)
Income tax benefit                         (18,375)           --          (18,375)
Net loss                                (4,831,121)      2,289,071     (2,542,050)
Dividends on preferred stock                27,248            --           27,248
                                      ------------    ------------   ------------
Net loss applicable to common stock   $ (4,858,369)   $  2,289,071   $ (2,569,298)
                                      ============    ============   ============

Net loss per common share             $      (1.99)           --     $      (1.05)
                                      ============    ============   ============

Weighted average number of common
   shares outstanding                    2,443,075            --        2,443,075
                                      ============    ============   ============


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

         The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 was being recognized ratably as a noncash compensatory charge over the life of the agreement. In September 1997 the Company determined that Hyde Park was no longer providing services to the Company. As a result, the Company expensed the remaining balance of $741,340. For the three-month periods ended September 30, 1997 and 1996, the Company recognized $881,757 and $140,417 respectively, of consulting expense, in the accompanying consolidated statement of operations. For the nine-month period ended September 30, 1997 and 1996, the Company recognized $1,162,590 and $381,994 respectively, of consulting expense in the accompanying consolidated statement of operations.

         In May, 1997, the Company entered into one year consulting agreements for an aggregate of 1,875,000 shares of common stock. The Company has valued these shares of common stock at $498,047. The value of these shares is being recognized ratably as a noncash compensatory charge over the life of the agreement. For the three month and nine month periods ended September 30, 1997, the Company recognized $124,511 and $207,519 respectively of consulting expense in the accompanying consolidated statement of operations.

4.  PRIVATE PLACEMENTS:

         On March 28, 1996, the Company completed a private placement, whereby it issued 36 units at a price of $50,000 per unit. Each unit consisted of a $49,000 promissory note ( the "Bridge Note"), 5,000 shares of common stock and a warrant to purchase up to 5,000 shares of common stock, subject to adjustment, as defined, at an exercise price of $7.20 per share, 120% of the IPO price per share (see note 5). The Bridge Notes, aggregating $1,764,000, bear interest at an annual rate of 11% and were due upon the earlier of 12 months from the date of issuance or the Company's receipt of gross proceeds of at least $4,080,000 from the sale of its debt and/or equity securities in a public or private financing. The warrants are exercisable over a 3-year period, commencing 13 months from the date of issuance. Upon the closing of the Company's IPO, the terms of the warrants were adjusted to be identical to the terms of the warrants issued in conjunction with the IPO. Net proceeds received of approximately, $1,573,000 after deducting underwriting discounts and expenses of approximately, $227,000 were used to repay a term loan and reduce the amount due to the factor.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

In connection with the private placement, a discount of $738,000 had been recorded based upon the allocation of the proceeds between the Bridge Notes payable and the common stock and warrants issued. The discount had been reflected as a reduction of the face amount of the Bridge Notes payable. This amount was calculated by attributing a value of $4.20 per share of common stock and $.10 per warrant, less cash received of $36,000. The discount was originally being amortized over a twelve month period. The Bridge Notes were repaid, with accrued interest, in the amount of $1,833,585 on June 19, 1996 with the proceeds from the IPO. Accordingly, the remaining discount of $453,050 on the Bridge Notes were fully amortized on June 19, 1996.

         In July, 1997, the Company completed a private placement, whereby it issued 13,690,000 shares of common stock at a price of $.10 per share. Net proceeds to the Company of approximately $1,041,000, after deducting underwriting discounts and expenses of approximately $328,000 were used to purchase the rights to the Bacco Bucci trademark as well as the additional rights to the Cable and Co. trademark in other countries. The remaining funds were used to reduce the amount due to the factor and to fund the Companys working capital requirements. In addition, the Company issued warrants to purchase 75,0000 shares of common stock at a price of $.60 and 75,000 shares of common stock at a price of $.75 for consulting services in connection with the private placement. The warrants expire July 31, 2002.

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

         At September 30, 1996, the Company had incurred costs in connection with the IPO in the amount of $2,162,437.

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

7.  REGULATION S OFFERING:

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

         During the nine-month period ended September 30, 1997, all of the 3,653 shares of the non dividend paying preferred stock Series B were converted into 11,213,760 shares of the Company's common stock.

8.  NEWLY FORMED SUBSIDIARY:

         On April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The total investment, which was paid during the nine-month period ended September 30, 1997 was $252,747

9.  PURCHASE OF TRADEMARKS:

         In August 1997 the Company purchased all of the rights to the Bacco Bucci trademark from D&D Design and Details limited ("D&D Design"), an entity controlled by Alberto Salvucci, the Chairman of the Board, a director, and a principal stockholder of the Company. The rights sold to the Company include trademarks registered in the United States, Canada, Italy, Austria, China, France, Germany, Portugal, Russia, Spain, Switzerland, Hong Kong, India, Korea, Sri Lanka, Taiwan and the United Kingdom together with any other rights owned by D&D Design whether or not registered throughout the world. Prior to the acquisition, the Company held a license for the rights to the Bacco Bucci trademark in North, Central and South America.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

         The purchase price for the Bacco Bucci trademark consists of $3,150,000 of which $400,000 will be paid by December 1, 1997, and the balance of which shall be payable in installments. Payments of $350,000 and $400,000 are due in January 1998 and January 1999, respectively. The remaining balance is payable in four equal installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central, and South America, commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007. The Company also issued to D&D Design an aggregate of 11,973,411 shares of Common Stock. The Company has valued the shares of common stock at $2,694,017.

         The Company also acquired in many major countries throughout the world outside of the Western Hemisphere, all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L., an entity controlled by Mr. Salvucci. Prior to the acquisition, the Company owned the rights to the Cable & Co. trademark in the Western Hemisphere. The rights sold to the Company include trademark registrations in the following countries among others, Austria, Belgium, France, Germany, India, Russia, Italy, Netherlands, Spain, Sweden and Switzerland. The rights also include all of the rights owned by Cable & Co. S.R.L. in Africa, Asia Minor, Australia, all of Europe and other parts of the world, except United Kingdom and Asia.

         The purchase price for the rights to the Cable & Co. trademark include the shares of common stock discussed above, the 7% royalties payable with respect to the Bacco Bucci trademark, together with a payment of $100,000, which amount has been paid to Cable & Co. S.R.L.

         The total purchase price, including costs and expenses, for the Bacco Bucci and Cable & Co. trademarks is approximately $5,400,000, which is being amortized over a period of 20 years. The total cash payments of $3,250,000 for the Bacco Bucci and Cable & Co. trademark was discounted at a rate of 8.5% and recorded as a long term note payable in the amount of $2,639,493. The remaining $610,507 represents deferred interest. The 11,973,411 shares were recorded at a value of 2,694,017. The remaining amount of the purchase price represents legal and other fees incurred in connection with the purchase of the trademarks.

10.  TERMINATION AGREEMENT:

         In October 1997, the Company entered into an agreement as of July 21, 1997, to terminate an employment agreement between the Company and David Albahari the former President, Chief Executive Officer and a director of the Company. As part of the termination agreement, Mr Albahari is to receive $250,000 commencing July 1, 1997 through September 30, 1998, as well as reimbursement for certain legal and other expenses. Included in the $250,000 payments is a non-competion agreement, effective from July 1, 1997 through June 30, 1998, in the amount of $50,000. Additionally, the Company issued Mr. Albahari options to purchase 901,756 shares of Common Stock at a purchase price of $0.01 per share. The 901,756

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (unaudited)

options were recorded at a value of $309,979. In October 1997, Mr. Albahari converted these options into common stock.

           The total non-recurring expense of $577,760 recognized in connection with the termination agreement during the three-month period ended September 30, 1997 includes (i) $200,000, which represents the total payments of $250,000 less $50,000 allocable to the non-competion agreement, (ii) $309,979, which represents the value of the 901,756 options to purchase shares of common stock and (iii) $67,781 in legal and other expenses.

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

General

         The Company designs, manufactures, imports and markets on a wholesale basis a broad range of footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. The Company markets its products to approximately 1,800 department and specialty store locations in the United States. Prior to August 1997, the Company had licensed the right to use the Bacco Bucci name from D&D Design, an entity controlled by Alberto Salvucci, a principal stockholder of the Company, the Chairman of the Board, and a director. In August 1997, the Company acquired the rights to the Bacco Bucci trademark from D&D Design. In addition, in August 1997, the Company acquired the rights to the Cable & Co. trademark from Cable & Co. S.R.L., an entity also controlled by Mr. Salvucci, in many major countries throughout the world.

        The Company plans to increase revenues by increasing sales to existing accounts, establishing new accounts and developing high quality shoes with styling and design detail to sell at competitive prices and expanding the Company's marketing programs and to globalize the Cable & Co. and Bacco Bucci brands. The Company also intends to explore opportunities to license rights to related products such as bags, belts, ties, wallets, accessories and other small leather goods. However, there can be no assurance that the Company will be able to achieve such objectives.

          On June 23, 1997, the Company entered into an agreement with Roffe Accessories Inc., as licensee, to manufacture a line of Cable & Co. neckwear, effective July 1, 1997. The Company anticipates that the neckwear line will be in stores for the 1997 holiday season.

Net Sales

         The Company's net sales for the three-month period ended September 30, 1997 were $5,416,409 as compared to net sales of $5,375,379 for the three-month period ended September 30, 1996, an increase of .8%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Bacco Bucci trademark. Net Sales of the mens footwear bearing the Bacco Bucci trademark for the three-month period ended September 30, 1997 was $1,979,834 as compared to net sales of $1,424,875 for the three-month period ended September 30, 1996, an increase of 38.9%.The increase is primarily attributable to the increase in net sales to existing customers as well as an increase in

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

 the number of customers. Net sales of the men's footwear bearing the Cable & Co. trademark for the three-month period ended September 30, 1997 was $3,436,575 as compared to net sales of $3,784,210 for the three-month period ended September 30, 1996, a decrease of 9.2%. The Company believes that the decrease is primarily attributable to a decrease in sales of $113,000 as a result of a major pre-season promotion, during the three-month period ended September 30, 1996, which did not occur in 1997. The balance of the decrease was primarily attributable to an increase in returns due to lower than anticipated sell-through at retail of certain styles during previous seasons. Net sales for the three-month period ended September 30, 1996 of womens footwear bearing the Cable and Co trademark and the Bacco Bucci trademark was $105,824 and $60,470, respectively. During the year ended December 31, 1996, the Company temporarily suspended the production and marketing of the women's footwear bearing both the Cable & Co. trademark and the Bacco Bucci trademark. The Company does not plan to reintroduce the women's footwear bearing either the Cable & Co. trademark or the Bacco Bucci trademark prior to fiscal 1998 in order to continue focusing the Company's resources on the development of the Bacco Bucci product line. As a result, for the three-month period ended September 30, 1997 there were no sales of the women's footwear bearing the Cable & Co. trademark or the Bacco Bucci trademark.

         The Company's net sales for the nine-month period ended September 30, 1997 were $12,695,450 as compared to net sales of $11,724,876 for the nine-month period ended September 30, 1996, an increase of 8.3%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Bacco Bucci trademark. Net sales of the men's footwear bearing the Bacco Bucci trademark for the nine-month period ended September 30, 1997 was $4,224,140 as compared to net sales of $2,781,331 for the nine-month period ended September 30, 1996, an increase of 51.9%. The increase is primarily attributable to the increase in net sales to existing customers as well as an increase in the number of customers. Net sales of the men's footwear bearing the Cable & Co. trademark for the nine-month period ended September 30, 1997 was $8,471,310 as compared to net sales of $8,482,030 for the nine-month period ended September 30, 1996, a decrease of .1%. The Company believes that the decrease is primarily attributable to a decrease in sales of $598,000, as a result of a major pre-season promotion during the nine-month period ended September 30, 1996, which did not occur in 1997. The balance of the decrease was primarily attributable to an increase in returns due to the lower than anticipated sell-through at retail of certain styles during the previous seasons. Additionally, as a result of the temporary suspension of the women's footwear bearing the Cable and Co. trademark and the Bacco Bucci trademark, there were no sales of womens footwear bearing the Cable and Co. trademark and Bacco Bucci trademark for the nine-month period ended September 30, 1997, as compared to net sales of $401,045 of the womens footwear bearing the Cable and Co. trademark and $60,470 of the womens footwear bearing the Bacco Bucci trademark for the nine-month period ended September 30, 1996.

Cost of Goods Sold

        The Company's cost of goods sold for the three-month period ended September 30, 1997 was $3,215,246 as compared to $3,492,083 for the three-month period ended September 30, 1996, a decrease of 7.9%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the three-month period ended September 30, 1997. The primary reasons for the decrease in the cost of the merchandise was a 7.8% decrease in the average price of the goods at the factory level, which is attributable to the Company redesigning the shoes as well as a portion of the shoes being manufactured at the Company's facility. The Company's gross profit as a percentage of net sales was 40.6%

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

for the three-month period ended September 30, 1997 as compared to 35.0% for the three-month period ended September 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower manufacturing costs attributable to the opening of the Company's factory in April 1997 and the redesign of the shoes and a decrease in the quantity and size of markdown sales. Markdown sales for the three-month period ended September 30, 1997, were 8.6% of net sales as compared to 9.1% of net sales for the three-month period ended September 30, 1996, yielding a gross margin of 9.8% and .4% respectively.

         The Company's cost of goods sold for the nine-month period ended September 30, 1997 was $7,800,240 as compared to $8,033,712 for the nine-month period ended September 30, 1996, a decrease of 2.9%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the nine-month period ended September 30, 1997. The primary reasons for the decrease in the cost of the merchandise was a 12.2% decrease in the average price of the goods at the factory level, which is attributable to the Company redesigning the shoes as well as a portion of the shoes being manufactured at the Company's facility. The Company's gross profit as a percentage of net sales was 38.6% for the nine-month period ended September 30, 1997 as compared to 31.5% for the nine-month period ended September 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower product costs attributable to the opening of the Company's factory in April 1997 and the redesign of the shoes and a decrease in the quantity and size of markdown sales. Markdown sales for the nine-month period ended September 30, 1997, were 7.7% of net sales as compared to 11.3% of net sales for the nine-month period ended September 30, 1996, yielding a gross margin of 7.9% and (7.0%) respectively.

Noncash Compensatory Charges

         For the three-month period ended September 30, 1997 the Company incurred noncash compensatory charges of $1,006,268. Of such amount (i) $124,511 is attributable to shares of common stock issued pursuant to consulting agreements entered into in May 1997, and (ii) $881,757 is attributable to shares of common stock issued in January 1996 pursuant to an international consulting agreement. The initial amount of the international consulting agreement was $1,685,000 and was being amortized over a 36 month period. In September 1997 the Company determined that it was no longer receiving consulting services and expensed the remaining balance of $741,340.

         For the nine-month period ended September 30, 1997 the Company incurred noncash compensatory charges of $1,370,109. Of such amount (i)$207,519 is attributable to shares of common stock issued pursuant to consulting agreements entered into in May 1997, and (ii)$1,162,500 is attributable to shares of common stock issued in January 1996 pursuant to an international consulting agreement. The initial amount of the international consulting agreement was $1,685,000 and was being amortized over a 36 month period. In September 1997 the Company determined that it was no longer receiving consulting services and expensed the remaining balance of $741,340.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


         For the three-month period ended September 30, 1996 the Company incurred noncash compensatory charges of $140,417, which is attributable to shares of common stock issued pursuant to an international consulting agreement.

         For the nine-month period ended September 30, 1996 the Company incurred noncash compensatory charges of $2,671,065. Of such amount (i) $381,994 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's former President and Chief Executive Officer, Alan Kandall, Company's President and Chief Executive Officer , and Alberto Salvucci, the Chairman of the Board, which shares were released from escrow pursuant to a stockholders agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of common stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

Operating Expenses

        The Company's selling and general and administrative expenses for the three-month period ended September 30, 1997 were $1,850,173, 34.2% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended September 30, 1996 of $1,860,898, 34.6% as a percentage of net sales. The Company believes that the decrease in selling and general and administrative expenses is primarily attributable to a decrease in royalty fees. In August 1997 the Company purchased the Bacco Bucci trademark. As a result, the Company was no longer required to pay royalty fees on the Bacco Bucci footwear in the western hemisphere. In addition, the payroll, travel and entertainment expenses, show expenses, and amortization expense increased which offset the decrease in royalty fees. The payroll and travel and entertainment expenses increased due to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line. The show expenses increased due to the Company participating in more shows in 1997 and increased attendance of an expanded sales staff at the shows. The amortization expense increased due to the Company purchasing the Bacco Bucci and Cable & Co. trademarks during the three-month period ended September 30, 1997, which are being amortized over a period of 20 years.

        The Company's selling and general and administrative expenses for the nine-month period ended September 30, 1997 were $5,019,475, 39.5% as a percentage of net sales, as compared to selling and general and administrative expenses for the nine-month period ended September 30, 1996 of $4,654,556, 39.7% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to the increase in payroll, travel and entertainment expenses, show expenses, professional fees, and amortization expense. The payroll and travel and entertainment expenses increased due to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line. The show expenses increased due to the Company participating in more shows in 1997 and increased attendance of an expanded sales staff at the shows. The increase in professional fees is primarily due to an increase in costs related to being a public company for the full nine month period in 1997 compared to a three month period for the nine months ended September 30, 1996. The amortization expense increased due

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

to the Company purchasing the Bacco Bucci and Cable & Co. trademarks during the three-month period ended September 30, 1997, which are being amortized over a period of 20 years. The Company also believes that the increase in selling and general and administrative expenses is also attributable to increases in expenses related to the increase in net sales, such as commission expense. In addition, the royalty fees decreased due to the purchase of the Bacco Bucci trademark in August 1997. As a result, the Company is no longer required to pay royalty fees on sales of Bacco Bucci footwear in the western hemisphere.

Interest Expense and Bridge Note Discount

         The Company's interest expense for the three-month period ended September 30, 1997 was $196,397 as compared to interest expense for the three-month period ended September 30, 1996 of $125,402, an increase of 56.6%. The Company believes that the increase is primarily attributable interest of approximately $36,000 in connection with the purchase of the Bacco Bucci trademark and the Cable and Co. trademark. In addition, the Company believes the increase in interest expense is due to the increased borrowing in relation to higher levels of inventory.

         The  Company's   interest  expense  for  the  nine-month  period  ended
September 30, 1997 was $390,829 as compared to interest expense for the nine-month period ended September 30, 1996 of $477,039, a decrease of 18.1%. The Company believes that the decrease is primarily attributable to a decrease in borrowing for the nine-month period ended September 30, 1997. During the nine-month period ended September 30, 1996, the Company incurred interest charges attributable to the October 1995 purchase of 266,880 shares of Common Stock and 21,660 shares of Preferred Stock from a former shareholder. Additionally, for the nine-month period ended September 30, 1996, the Company incurred interest expense on the Bridge Notes payable in the amount of $69,585.

         For the nine-month periods ended September 30, 1996, the Company incurred a charge of $738,000 in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount of $453,050

Termination Agreement

         In October 1997, the Company entered into an agreement as of July 21, 1997, to terminate an employment agreement between the Company and David Albahari the former President, Chief Executive Officer and a director of the Company. As part of the termination agreement, Mr Albahari is to receive $250,000 commencing July 1, 1997 through September 30, 1998, as well as reimbursement for certain legal and other expenses. Included in the $250,000 payments is a non-competion agreement, effective from July 1, 1997 through June 30, 1998, in the amount of $50,000. Additionally, the Company issued Mr. Albahari options to purchase 901,756 shares of Common Stock at a purchase price of $0.01 per share. The 901,756 options were recorded at a value of $309,979. In October 1997, Mr. Albahari converted these options into common stock.

          The total non-recurring expense of $577,760 recognized in connection with the termination agreement during the three-month period ended September 30, 1997 includes (i) $200,000, which represents the total payments of $250,000 less $50,000 allocable to the non-competion agreement, (ii) $309,979, which represents

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

the value of the 901,756 options to purchase shares of common stock and (iii) $67,781 in legal and other expenses.

Liquidity and Capital Resources

         The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Company securities, an off shore financing, and a July 1997 private placement. As of September 30, 1997, the Company had working capital deficiency of $152,331 and a debt to equity ratio of 2.0 to 1.0.

         The Company's  obligations to Heller  include a collateral  installment note in the original principal amount of $1,000,000 of which $250,000 was outstanding as of September 30, 1997. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). At September 30, 1997 Heller has advanced the Company $1,086,931 in excess of the inventory line. The Inventory Loan bears interest at 1.5% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre-approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At September 30, 1997, $1,265,347 of the $4,337,705 (29.2%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.0% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate (8.5% at September 30, 1997) plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000.

         The Company has a letter of credit line with Heller up to a maximum of $750,000. At September 30, 1997, the Company has outstanding letters of credit in the amount of $537,000, $400,000 of which is serving as collateral for foreign currency contracts and $137,000 is serving as collateral for lease security deposits.

         In November 1996, the Company completed an offshore financing (the "Offshore Financing") whereby the Company issued 3,653 shares of the Company's Series B preferred stock for a price of $750 per share. The gross proceeds received in such offering was $2,739,750.

         On April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The total investment during the nine-month period ended September 30, 1997 was $252,747.

         In July 1997, the Company completed a private placement, whereby it issued 13,690,000 shares of common stock at a price of $.10 per share. The gross proceeds received in such an offering was $1,369,000.

         In August 1997 the Company purchased all of the rights to the Bacco Bucci trademark, an intangible asset, from D&D Design and Details Limited ("D&D Design"), an entity controlled by Alberto Salvucci, the Chairman of the Board, a director, and a principal stockholder of the Company.

         The purchase price for the Bacco Bucci trademark consists of $3,150,000 of which $400,000 will be paid periodically by December 1, 1997, and the balance of which shall be payable in installments. Payments of $350,000 and $400,000 are due in January 1998 and January 1999, respectively. The remaining balance is payable in four equal installments of $500,000 in January 2000 through January 2003. In addition, the

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Concluded)

Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central, and South America, commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007. The Company also issued to D&D Design an aggregate of 11, 973, 411 shares of Common Stock.

        The Company also acquired in many major countries throughout the world outside of the Western Hemisphere, all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L., an entity controlled by Mr. Salvucci.

        The purchase price for the rights to the Cable & Co. trademark include the shares of common stock discussed above, the 7% royalties payable with respect to the Bacco Bucci trademark, together with a payment of $100,000, which amount has been paid to Cable & Co. S.R.L.

        The Company believes that additional financing of approximately $3,000,000 will be required over the next 16 months to finance the Company's plans for expansion overseas and to pay the additional amounts due in connection with the acquisition of the Bacco Bucci trademark. In addition, the fourth quarter of the year is generally the most unpredictable. In the event that the results in the fourth quarter of 1997 were substantially below expectations, additional financing may be required.

        In order to obtain the financing necessary to accelerate the Company's plans for expansion, the Company intends to raise approximately $20,000,000 in additional financing through the sale of convertible preferred stock which will be offered and sold to the public in an underwritten offering in the first quarter of 1998. It is anticipated that the preferred stock will be convertible into shares of Common Stock at a premium to the market price of the Common Stock and that the preferred stock will be redeemable, at the option of the Company, if the market price of the Common Stock reaches a certain level. The offering of the preferred stock will be made only by means of a prospectus. There can be no assurance that such financing will be consummated on the anticipated terms, or at all.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company effected an underwritten initial public offering of its securities on June 5, 1996 (the "IPO"). On July 15, 1997, as part of an inquiry into the activities of a principal underwriter of the IPO, the Securities and Exchange Commission (the "Commission") issued on Order of Private Investigation relating to such underwriter and three companies, including the Company, in which the underwriter had acted as principal underwriter. Prior to the Commission issuing its Order of Private Investigation, and since November 19, 1996, the Company and its officers and directors have fully cooperated with the Commission in connection with its present inquiry.

         Separate and apart from the Commission's Order of Private Investigation, the Company received a grand jury subpoena which the Company believes is in connection with an investigation of the underwriter pending in the United States District Court for the Southern District of New York. The Company has been advised by the Assistant United States Attorney conducting the Grand Jury investigation that the company is not the subject or target of such investigation.

Item 2.  Changes in Securities and use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits
                  Please see Exhibit Index on page 22.

         (b)      Reports on Form 8-K None.

                                  EXHIBIT INDEX


Number                  Description of Exhibit

2.1 Assignment of Trademark dated July 29, 1997 between D&D Design and Details Limited and the Company.**
2.2 Assignment of Trademark dated July 29, 1997 between Cable & Co. S.R.L. and the Company.**
2.3 Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc. as seller and Cable & Co. Worldwide, Inc. as buyer. *
3.1      Certificate of Incorporation of the Company, as amended. *
3.2      By-Laws of the Company. *
4.1 Form of Warrant Agreement between the Company and American Stock Transfer & Trust, as warrant agent. *
4.2      Specimen Certificate of the Company's Common Stock. *
4.3      1996 Stock Option Plan. *
4.4      Specimen Certificate of the Company's Warrant. *
10.2 Employment Agreement dated as of July 1, 1997 between the Company and Alan Kandall. *
10.3     Agreements between the Company and Heller Financial, Inc. *
10.4     Intentionally omitted.
10.5 Agreement dated as of the 26th day of January 1996 between U.K. Hyde Park Consultants, Ltd. and the Company. *
10.6 Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.7 Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.8     Financial  Consulting  Agreement  between the Underwriter and the
         Company.*
10.9     Agreements  between Gruntal & Co., Inc. and the Company.  *
10.11 Agreement dated as of July 21, 1997 between the Company and David Albahari.**
10.12 License Agreement dated July 1, 1997 between the Company and Roffe Accessories, Inc.**
10.13 Assignment of trademark dated July 29, 1997 between D&D Design and Details Limited and the Company.**
10.14 Assignment of trademark dated July 29, 1997 between Cable & Co. S.R.L. and the Company.**
27.1     Financial Data Schedule.
99.1 Cable & Co. Trademark Registration from the United States Patent and Trademark Office. *

* Previously filed with the Company's Registration Statement, Registration No. 333-3000

** Previously filed with the Company's Registration Statement, Registration No. 333-3079

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CABLE & CO. WORLDWIDE, INC.
                                            (Registrant)


Date:  November 19, 1997                     /s/ Alan Kandall
                                            Alan Kandall
                                            President; Chief Executive Officer



Date:  November 19, 1997                     /s/Joel Brooks
                                            Joel Brooks
                                            Chief Financial Officer