Form 10QSB/A
period 1997-06-30
CABLE & CO WORLDWIDE INC
filed 1997-11-25
CIK 1009830

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

     At June 30, 1996, the Company had incurred costs in connection with the IPO in the amount of $1,872,529. Subsequent to June 30, 1996 the Company incurred additional costs of $155,471.

6. REDEMPTION OF PREFERRED STOCK:

     On June 19, 1996 the company redeemed and retired 43,327 shares of series A-12% cumulative preferred stock for a redemption price of $580,396, inclusive of accrued dividends of $80,396.

     In connection with the redemption, the Company issued 462,531 shares of common stock to the preferred stockholders.

7. REGULATION S OFFERING

     On November 20, 1996, the Company completed a Regulation S offering whereby it issued 3,653 shares of the Company's non-dividend preferred stock Series B for a price of $750 per share. Net proceeds to the Company of approximately $2,051,000, after deducting underwriting discounts and expenses of

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (unaudited)

approximately $689,000, were used to reduce the amount due to the factor. In addition, the company issued warrants to purchase 200,000 shares of common stock at a price of $3.00 to the underwriter of the Regulation S offering. The warrants expire October 31, 2001.

     During the six-month period ended June 30, 1997, all of the 3,653 shares of the non-dividend paying preferred stock Series B were converted into 11,213,760 shares of the Company's common stock.

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

   Private Placement

     In July, 1997, the Company completed a private placement, whereby it issued 13,690,000 shares of common stock at a price of $.10 per share. Net proceeds to the Company of approximately $1,100,000 will be used to purchase the rights to the Bacco Bucci trademark as well as the additional rights to the Cable & Co. trademark in other countries. The remaining funds will be used to reduce the amount due to the factor and to fund the Company's working capital requirements.

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

     The Company's net sales for the six-month period ended June 30, 1997 were $7,279,041 as compared to net sales of $6,349,497 for the six-month period ended June 30, 1996, an increase of 14.6%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. The Company believes that approximately 10.3% of the increase was due to an increase in the number of pairs sold and 4.3% of the increase was primarily due to a decrease in mark-down sales. Net sales of the men's footwear bearing the Cable & Co. trademark for the six-month period ended June 30, 1997 was $5,034,735 as compared to net sales of $4,697,820 for the six-month period ended June 30, 1996, an increase of 7.2%. Net sales of the mens footwear bearing the Bacco Bucci trademark for the six-month period ended June 30, 1997 was $2,244,306 as compared to net sales of $1,356,456 for the six-month period ended June 30, 1996, an increase of 65.4%. As a result of the temporary suspension of the women's footwear bearing the Cable and Co. trademark, there were no sales of womens footwear bearing the Cable and Co. trademark for the six-month period ended June 30, 1997, as compared to $295,221 for the six months ended June 30, 1996.

Cost of Goods Sold

     The Company's cost of goods sold for the three-month period ended June 30, 1997 was $1,649,522 as compared to $2,175,506 for the three-month period ended June 30, 1996, a decrease of 24.2%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the three-month period ended June 30, 1997. The Company's gross profit as a percentage of net sales was 36.2% for the three-month period ended June 30, 1997 as compared to 18.6% for the three-month period ended June 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, a greater percentage of shipments made by boat versus air, lower manufacturing costs attributable to the opening of the Company's factory in April 1997, and a decrease in the quantity and size of markdown sales. Markdown sales for the three-month period ended June 30, 1997, was 11.3% of net sales as compared to 21.4% of net sales for the three-month period ended June 30, 1996, yielding a gross margin of 7.9% and (12.1%) respectively.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company's cost of goods sold for the six-month period ended June 30, 1997 was $4,584,994 as compared to $4,541,629 for the six-month period ended June 30, 1996, an increase of 1%. The Company believes that such an increase is primarily attributable to the increase in net sales for the six-month period ended June 30, 1997. The Company's gross profit as a percentage of net sales was 37.0% for the six-month period ended June 30, 1997 as compared to 28.5% for the six-month period ended June 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, resulting in a $100,000 positive charge, an 8.6% decrease in freight rates, a greater percentage of shipments made by boat versus air, lower product costs attributable to the opening of the Company's factory in April 1997 which decreased the average cost of goods at the factory level by approximately 15%, and a decrease in the quantity and size of markdown sales. Markdown sales for the six-month period ended June 30, 1997, was 7.1% of net sales as compared to 13.1% of net sales for the six-month period ended June 30, 1996, yielding a gross margin of 6.19% and (11.3%) respectively.

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

     For the six-month period ended June 30, 1996 the Company incurred noncash compensatory charges of $2,530,648. Of such amount (i) $241,577 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's former President and Chief Executive Officer, Alan Kandall, Company's President and Chief Executive Officer, and Alberto Salvucci, the Chairman of the Board, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

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

     For the three-month and six-month periods ended June 30, 1996, the Company incurred a charge of $615,000 and $738,000 respectively, in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount of $453,050.

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Company's securities, an off shore financing, and a July 1997 private placement. As of June 30, 1997, the Company had working capital deficiency of $235,658 and a debt to equity ratio of 4.2 to 1.

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

remaining funds will be used to reduce the amount due to the factor and to fund the Company's working capital requirements.

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

                                             CABLE & CO. WORLDWIDE, INC.
                                             (Registrant)


Date: November 21, 1997                          /s/ Alan Kandall
     ----------------                        ----------------------------------
                                             Alan Kandall
                                             President; Chief Executive Officer



Date: November 21, 1997                          /s/ Joel Brooks
     ----------------                        ----------------------------------
                                             Joel Brooks
                                             Chief Financial Officer