Form 10QSB/A
period 1997-03-31
CABLE & CO WORLDWIDE INC
filed 1998-04-15
CIK 1009830

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

 For the transition period from _______________________ to ____________________

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

                      There are 15 pages in this document.
          The Exhibit Index appears on sequentially numbered page 14.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of March 31, 1997 (unaudited)        3

          Consolidated Statements of Operations for the Three-month
          periods ended March 31, 1997 and 1996 (unaudited)                  4

          Consolidated Statements of Cash Flows for the Three-month
          periods ended March 31, 1997 and 1996 (unaudited)                  5

          Notes to Consolidated Financial Statements (unaudited)           6-9

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    10-12

PART II - OTHER INFORMATION

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports on Form 8-K                               13

Exhibit Index                                                               14

Signature                                                                   15

PART I - FINANCIAL INFORMATION

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                   (unaudited)


ASSETS

Current assets:
            Cash                                                                         $    212,720
            Accounts receivable, less allowances for doubtful accounts
               and sales discounts of $205,000                                                462,439
            Inventory                                                                       2,192,662
            Prepaid and other current assets                                                1,033,492
            Deferred income tax asset, net of valuation allowance of $2,350,000                  --
                                                                                         ------------

                        Total current assets                                                3,901,313
Property and Equipment, net of accumulated depreciation of $233,089                         1,014,311
Trademark and Trade name, net of accumulated amortization of $131,841                       1,040,095
Other Intangible Assets, net of accumulated amortization of $28,923                            14,386
Other Assets                                                                                    7,015
                                                                                         ------------
                        Total Assets                                                     $  5,977,120
                                                                                         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
            Due to factor                                                                $  1,339,874
            Accounts payable                                                                1,215,658
            Accrued expenses and other current liabilities                                    476,660
            Current portion of note payable                                                   333,336
            Current portion of capitalized lease obligations                                   31,973
                                                                                         ------------
                        Total current liabilities                                           3,397,501
Note Payable - net of current portion                                                          83,331
Capitalized Lease Obligations - net of current portion                                         93,382
Deferred Rent                                                                                  81,916
Deferred Income Tax Liability                                                                  57,801
                                                                                         ------------
                        Total Liabilities                                                   3,713,931
                                                                                         ------------

Stockholders' Equity: (Notes 2, 3, 4, 5 and 6)
            Preferred stock Series B- $.01 par value; authorized 1,500,000 shares;
               issued and outstanding 2,053 shares (liquidation preference $2,053,000)             21
            Common stock - $.01 par value; authorized 10,000,000 shares;
               issued and outstanding 7,044,880 shares                                         70,448
            Additional paid-in capital                                                     10,213,576
            Treasury stock - 35,000 common shares, at cost                                    (29,676)
            Accumulated deficit                                                            (7,991,180)
                                                                                         ------------
                        Stockholders' Equity                                                2,263,189
                                                                                         ------------
                        Total Liabilities and Stockholders' Equity                       $  5,977,120
                                                                                         ============

                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                        Three-month period ended
                                                               March 31,
                                                       --------------------------
                                                          1996            1997
                                                       -----------    -----------
Net sales                                              $ 3,676,582    $ 4,542,653
Cost of goods sold                                       2,366,123      2,935,472
                                                       -----------    -----------
Gross profit                                             1,310,459      1,607,181
Noncash compensatory charges (Notes 2 and 3)             2,390,231        140,417
Selling expenses                                         1,017,928      1,144,991
General and administrative expenses                        473,156        582,079
                                                       -----------    -----------
Loss from operations                                    (2,570,856)      (260,306)
Interest expense                                           165,850         81,726
Bridge note discount (Note 4)                              123,000           --
                                                       -----------    -----------
Loss before provision (benefit) for income taxes        (2,859,706)      (342,032)
Provision (benefit) for income taxes                        (7,179)         7,338
                                                       -----------    -----------
Net loss                                                (2,852,527)      (349,370)
Dividends on preferred stock                                14,961           --
                                                       -----------    -----------
Net loss applicable to common stock                    $(2,867,488)   $  (349,370)
                                                       -----------    -----------
Net loss per common share                              $     (1.58)   $      (.06)
                                                       ===========    ===========
Weighted average number of common shares outstanding     1,812,206      5,551,459
                                                       ===========    ===========



                 See Notes to Consolidated Financial Statements.

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                               Three-month period ended
                                                                                        March 31
                                                                                  1996            1997
                                                                              -----------    -----------

Cash Flows From Operating Activities:
Net loss                                                                      $(2,852,527)      (349,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      51,773         62,388
Provision for doubtful accounts and sales discounts                               (24,125)      (380,000)
Provision for deferred income taxes                                                 7,562          4,801
Noncash compensatory charges                                                    2,390,231        140,417
Amortization of discount on bridge notes                                          123,000           --
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                  (84,400)        17,692
      Decrease in inventory                                                       229,040        548,953
      (Increase) in prepaid expenses and other current asset                     (247,444)      (561,259)
      (Increase) in intangible                                                       (579)          --
      Increase (decrease) in accounts payable                                    (648,210)       316,996
Increase (decrease) in accrued expenses and other liabilities                     308,456       (176,154)
      (Decrease) in income taxes payable                                          (14,300)          --
      Increase in deferred rent                                                     6,512          6,444
                                                                              -----------    -----------
         Net cash used in operating activities                                   (755,011)      (369,092)
                                                                              -----------    -----------
Cash Flows From Investing Activities: - Purchase of property equipment            (77,890)       (79,680)
                                                                              -----------    -----------

Cash Flows From Financing Activities:
     Deferred offering costs                                                     (288,486)          --
     Debt issue costs                                                            (217,000)          --
     Advances from (repayments to) factor, net                                   (184,741)       610,949
Repayment of term note payable                                                   (130,000)          --
     Principal payments under capital lease obligations                            (6,748)        (7,524)
     Principal payments of long-term note payable                                 (83,333)       (83,333)
     Proceeds from issuance of bridge notes payable                             1,714,000           --
     Proceeds from issuance of common stock                                        76,000           --
     Purchase of treasury stock                                                      --          (11,623)
                                                                              -----------    -----------
        Net cash provided by financing activities                                 879,692        508,469
                                                                              -----------    -----------
Net increase in cash                                                               46,791         59,697
Cash at beginning of period                                                         8,010        153,023
                                                                              -----------    -----------
Cash at end of period                                                         $    54,801    $   212,720
                                                                              ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                 $   137,755    $    83,599
                                                                              ===========    ===========

     Cash paid for income taxes                                               $    25,540    $     2,408
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

                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)

                                                                                                    Impact of
                                                                               As Stated             Charges         Without Charges
                                                                              -----------          -----------       --------------
Net Sales                                                                     $ 3,676,582                             $ 3,676,582
Cost of goods sold                                                              2,366,123                               2,366,123
                                                                              -----------                             -----------
Gross profit                                                                    1,310,459                               1,310,459
Noncash compensatory charges                                                   (2,390,231)         $ 2,289,071           (101,160)
Selling expenses                                                               (1,017,928)                             (1,017,928)
General and administrative expenses                                              (473,156)                               (473,156)
                                                                              -----------                             -----------
Loss from operations                                                           (2,570,856)           2,289,071           (281,785)
Interest expense                                                                  165,850                                 165,850
Bridge note discount                                                              123,000                                 123,000
                                                                              -----------          -----------        -----------
Loss before income tax benefit                                                 (2,859,706)           2,289,071           (570,635)
Income tax benefit                                                                  7,179)                                 (7,179)
                                                                              -----------          -----------        -----------
Net Loss                                                                       (2,852,527)           2,289,071           (563,456)
Dividends on preferred stock                                                       14,961                                  14,961
                                                                              -----------          -----------        -----------
Net loss applicable to common stock                                           $(2,867,488)         $ 2,289,071        $  (578,417)
                                                                              ===========          ===========        ===========
Net loss per common share                                                     $     (1.58)                            $      (.32)
                                                                              ===========                             ===========
Weighted average number of common shares outstanding                            1,812,206                               1,812,206
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

8. RESTATEMENT OF QUARTERLY RESULTS FOR BARTER SALES

     In the original March 31, 1997 10Q, the Company recorded barter transactions at the wholesale value of the inventory. At December 31, 1997, the Company restated the value of barter transactions from wholesale value of the inventory to cost. After restating the value of the barter transactions, the financial position and results of operations of the Company have been adjusted.

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

Net Sales

     The Company's net sales for the three-month period ended March 31, 1997 were $4,542,653 as compared to net sales of $3,676,582 for the three-month period ended March 31, 1996, an increase of 23.6%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of mens footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. Net sales of the mens footwear bearing the Cable & Co. trademark for the three-month period ended March 31, 1997 was $3,319,652 as compared to net sales of $2,671,264 for the three-month period ended March 31, 1996, an increase of 24.3%. Net Sales of the mens footwear bearing the Bacco Bucci trademark for the three-month period ended

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 1997 was $1,223,001 as compared to net sales of $747,422 for the three-month period ended March 31, 1996, an increase of 63.6%. Additionally, for the three-month period ended March 31, 1996 net sales of womens footwear bearing the Cable and Co trademark was $257,896. During the year ended December 31, 1996, the Company temporarily suspended the production and marketing of the women's footwear bearing the Cable & Co. trademark. The Company does not plan to reintroduce the women's footwear bearing the Cable & Co. trademark prior to fiscal 1998 in order to continue focusing the Company's resources on the development of the Bacco Bucci product line. As a result, for the three-month period ended March 31, 1997 there were no sales of the women's footwear bearing the Cable & Co. trademark.

Cost of Goods Sold

     The Company's cost of goods sold for the three-month period ended March 31, 1997 was $2,935,472 as compared to $2,366,123 for the three-month period ended March 31, 1996, an increase of 24.1%. The Company believes that such an increase is primarily attributable to the increase in net sales for the three-month period ended March 31, 1997. The Company's gross profit as a percentage of net sales was 35.4% for the three-month period ended March 31, 1997 as compared to 35.6% for the three-month period ended March 31, 1996. The Company believes that such a decrease is primarily attributable to an increase in the quantity and size of markdown sales. Markdown sales for the three-month period ended March 31, 1997, was 10.4% of net sales as compared to 7.1% of net sales for the three-month period ended March 31, 1996, yielding a gross margin of 1.9% and (9.6%) respectively. In addition the Company also believes the consistent gross profit percentage is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air and lower manufacturing costs.

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

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses

     The Company's selling and general and administrative expenses for the three-month period ended March 31, 1997 were $1,727,070, 38.0% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended March 31, 1996 of $1,491,084, 40.6% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, such as commission expense, royalties, salaries and travel and entertainment. The decrease in selling and general and administrative expenses as a percentage of net sales is primarily attributable to decreases in shipping expenses and factoring costs. The decrease in shipping expenses is primarily attributable to the elimination of approximately $43,000, incurred during three-month period ended March 31, 1996, which resulted from the Company terminating its warehouse lease and moving its inventory. The decrease in factoring costs is due the fact that the Companys factoring rates were decreased by approximately .5% of invoices factored.

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

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Companys securities and an off shore financing. As of March 31, 1997, the Company had working capital of $503,812 and a debt to equity ratio of 1.64 to 1.

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

                               CABLE & CO. WORLDWIDE, INC.
                               (Registrant)


Date: April 18, 1998
                               /s/ Alan Kandall
                               -------------------------------------------------
                               Alan Kandall
                               Executive Vice-President; Chief Financial Officer