Form 10QSB/A
period 1997-06-30
CABLE & CO WORLDWIDE INC
filed 1998-04-15
CIK 1009830

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

 For the transition period from ______________________ to _____________________

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

                      There are 19 pages in this document.
           The Exhibit Index appears on sequentially numbered page 18.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of June 30, 1997 (unaudited)          3

          Consolidated Statements of Operations for the Three-month and
          Six-month periods ended June 30, 1997 and 1996 (unaudited)          4

          Consolidated Statements of Cash Flows for the Six-month
          periods ended June 30, 1997 and 1996 (unaudited)                    5

          Notes to Consolidated Financial Statements (unaudited)           6-10

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    11-17

PART II - OTHER INFORMATION

     Item 5. Other Information                                               17

     Item 6. Exhibits and Reports on Form 8-K                                17

Exhibit Index                                                                18

Signature                                                                    19

PART I - FINANCIAL INFORMATION

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (unaudited)


ASSETS
Current assets:
         Cash                                                                  $     48,238
         Accounts receivable, less allowances for doubtful accounts
            and sales discounts of $155,000                                         307,331
         Inventory                                                                4,992,882
         Prepaid and other current assets                                         1,222,936
         Deferred income tax asset, net of valuation allowance of $2,800,000           --
                                                                               ------------
                  Total current assets                                            6,571,387
Property and Equipment, net of accumulated depreciation of $289,257               1,202,960
Trademark and Trade name, net of accumulated amortization of $146,490             1,025,446
Other Intangible Assets, net of accumulated amortization of $32,146                  11,163
Other Assets                                                                         13,240
                                                                               ------------
                  Total Assets                                                 $  8,824,196
                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Due to factor                                                         $  2,752,279
         Accounts payable                                                         1,657,135
         Accrued expenses and other current liabilities                           2,162,205
         Note payable                                                               333,334
         Current portion of capitalized lease obligations                            31,973
         Income Taxes Payable                                                        22,026
                                                                               ------------

                  Total current liabilities                                       6,958,952
Capitalized Lease Obligations - net of current portion                               85,554
Deferred Rent                                                                        88,360
Other Liabilities                                                                    23,301
Deferred Income Tax Liability                                                        88,000
                                                                               ------------
                  Total Liabilities                                               7,244,167
                                                                               ------------
Minority Interest in Cable & Company 1955 SPA                                         2,404
                                                                               ------------
Stockholders' Equity: (Notes 1,2, 3, 4, 5, 6, & 7)
         Preferred stock- $.01 par value; authorized 1,453,020 shares;
            no shares issued                                                           --
         Common stock - $.01 par value; authorized 50,000,000 shares;
            issued and outstanding 16,482,997 shares                                164,830
         Additional paid-in capital                                              10,342,639
         Treasury stock - 35,000 common shares, at cost                             (29,676)
         Accumulated deficit                                                     (8,887,796)
         Cumulative foreign currency translation adjustment                         (12,372)
                                                                               ------------
                  Stockholders' Equity                                            1,577,625
                                                                               ------------
                  Total Liabilities and Stockholders' Equity                   $  8,824,196
                                                                               ============

                 See Notes to Consolidated Financial Statements.

                                   CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                           (unaudited)

                                                Three-month period ended       Six-month period ended
                                                        June 30,                       June 30,
                                               --------------------------    --------------------------
                                                   1996           1997          1996            1997
                                               -----------    -----------    -----------    -----------
Net sales                                      $ 2,672,915    $ 2,584,481    $ 6,349,497    $ 7,127,134

Cost of goods sold                               2,175,506      1,649,522      4,541,629      4,584,994
                                               -----------    -----------    -----------    -----------

Gross profit                                       497,409        934,959      1,807,868      2,542,140

Noncash compensatory charges (Notes 2 and 3)       140,417        223,424      2,530,648        363,841

Selling expenses                                   745,169        889,583      1,763,097      2,034,574

General and administrative expenses                557,405        552,649      1,030,561      1,134,728
                                               -----------    -----------    -----------    -----------

Loss from operations                              (945,582)      (730,697)    (3,516,438)      (991,003)

Interest expense                                   185,787        112,706        351,637        194,432

Bridge note discount (Note 4)                      615,000           --          738,000           --
                                               -----------    -----------    -----------    -----------

Loss before provision for income taxes          (1,746,369)      (843,403)    (4,606,075)    (1,185,435)

Provision for income taxes                          12,657         53,213          5,478         60,551
                                               -----------    -----------    -----------    -----------

Net loss                                        (1,759,026)      (896,616)    (4,611,553)    (1,245,986)

Dividends on preferred stock                        12,287           --           27,248           --
                                               -----------    -----------    -----------    -----------

Net loss applicable to common stock            $(1,771,313)   $  (896,616)   $(4,638,801)   $(1,245,986)
                                               ===========    ===========    ===========    ===========
Net loss per common share                      $      (.85)   $      (.09)   $     (2.39)   $      (.17)
                                               ===========    ===========    ===========    ===========
Weighted average number of common
shares outstanding                               2,076,095      9,501,961      1,944,150      7,546,992
                                               ===========    ===========    ===========    ===========

                 See notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                                         Six-month period ended
                                                                                                               June 30
                                                                                                         1996               1997
                                                                                                      -----------       -----------
Cash Flows From Operating Activities:
     Net loss                                                                                         $(4,611,553)       (1,245,986)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                     108,735           136,427
        Provision for doubtful accounts and sales discounts                                               (47,799)         (430,000)
        Provision for deferred income taxes                                                                20,638            35,000
       Noncash compensatory charges                                                                     2,530,648           363,841
        Amortization of discount on bridge notes                                                          738,000              --
        Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                                   70,436           222,800
         (Increase) in inventory                                                                         (609,444)       (2,251,267)
         (Increase) in prepaid expenses and other current assets                                         (395,089)         (750,703)
         (Increase) in intangibles                                                                           (964)             --
         (Increase) in other assets                                                                          --              (6,225)
         Increase (decrease) in accounts payable                                                         (299,148)          758,473
         Increase in accrued expenses and other current liabilities                                       550,177         1,509,390
         Increase  in other liabilities                                                                      --              23,301
         Increase (decrease) in income taxes payable                                                      (14,300)           22,026
         Increase in deferred rent                                                                         13,025            12,888
                                                                                                      -----------       -----------
            Net cash used in operating activities                                                      (1,946,638)       (1,600,035)
                                                                                                      -----------       -----------
Cash Flows From Investing Activities: Purchase of property equipment                                     (200,352)         (324,497)
                                                                                                      -----------       -----------

Cash Flows From Financing Activities:
     Advances from (repayments to) factor, net                                                           (749,707)        2,023,354
    Repayment of term note payable                                                                       (130,000)             --
     Principal payments under capital lease obligations                                                   (13,432)          (15,352)
     Principal payments of long-term note payable                                                        (166,666)         (166,664)
     Redemption of preferred stock- Series A                                                             (500,000)
     Net repayment on bridge note financing                                                              (227,000)
     Net proceeds from issuance of common stock                                                         4,026,471              --
     Proceeds from issuance of stock for minority interest in consolidated subsidiary                        --               2,404
     Payment of dividends of preferred stock-Series A                                                     (80,396)
     Purchase of treasury stock                                                                              --             (11,623)
                                                                                                      -----------       -----------
           Net cash provided by financing activities                                                    2,159,270         1,832,119
                                                                                                      -----------       -----------
Effect of exchange rate changes                                                                              --             (12,372)
Net increase (decrease) in cash                                                                            12,280          (104,785)
Cash at beginning of period                                                                                 8,010           153,023
                                                                                                      -----------       -----------
Cash at end of period                                                                                 $    20,290       $    48,238
                                                                                                      ===========       ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                                         $   353,871       $   196,307
                                                                                                      ===========       ===========
    Cash paid for income taxes                                                                        $    26,887       $     2,408
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

     The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the six-month period ended June 30, 1996:

                                                      Impact of       Without
                                       As Stated       Charges        Charges
                                      -----------    -----------    -----------
Net sales                             $ 6,349,497                   $ 6,349,947
Cost of goods sold                      4,541,629                     4,541,629
                                      -----------                   -----------
Gross profit                            1,807,868                     1,807,868
Noncash compensatory charges           (2,530,648)   $ 2,289,071       (241,577)
Selling expenses                       (1,763,097)                   (1,763,097)
General and administrative expenses    (1,030,561)                   (1,030,561)
                                      -----------    -----------    -----------
Loss from operations                   (3,516,438)     2,289,071     (1,227,367)
Interest expense                          351,637                       351,637
Bridge note discount                      738,000                       738,000
                                      -----------    -----------    -----------
Loss before income tax benefit         (4,606,075)     2,289,071     (2,317,004)
Income tax benefit                          5,478                         5,478
                                      -----------    -----------    -----------
Net loss                               (4,611,553)     2,289,071     (2,322,482)
Dividends on preferred stock               27,248                        27,248
                                      -----------    -----------    -----------
Net loss applicable to common stock   $(4,638,801)   $ 2,289,071    $(2,349,730)
                                      -----------    -----------    -----------
Net loss per common share             $     (2.39)                  $     (1.21)
                                      ===========                   ===========
Weighted average number of common
   shares outstanding                   1,944,150                     1,944,150
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

     The Company's net sales for the six-month period ended June 30, 1997 were $7,127,134 as compared to net sales of $6,349,497 for the six-month period ended June 30, 1996, an increase of 12.2%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Cable & Co. trademark and Bacco Bucci trademark. Net sales of the men's footwear bearing the Cable & Co. trademark for the six-month period ended June 30, 1997 was $4,992,667 as compared to net sales of $4,697,820 for the six-month period ended June 30, 1996, an increase of 6.3%. Net sales of the mens footwear bearing the Bacco Bucci trademark for the six-month period ended June 30, 1997 was $2,134,467 as compared to net sales of $1,356,456 for the six-month period ended June 30, 1996, an increase of 57.4%. As a result of the temporary suspension of the women's footwear bearing the Cable and Co. trademark, there were no sales of womens footwear bearing the Cable and Co. trademark for the six-month period ended June 30, 1997, as compared to $295,221 for the six months ended June 30, 1996.

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

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company's cost of goods sold for the six-month period ended June 30, 1997 was $4,584,994 as compared to $4,541,629 for the six-month period ended June 30, 1996, an increase of 1%. The Company believes that such an increase is primarily attributable to the increase in net sales for the six-month period ended June 30, 1997. The Company's gross profit as a percentage of net sales was 35.7% for the six-month period ended June 30, 1997 as compared to 28.5% for the six-month period ended June 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower product costs attributable to the opening of the Companys factory in April 1997 and a decrease in the quantity and size of markdown sales. Markdown sales for the six-month period ended June 30, 1997, was 10.7% of net sales as compared to 13.1% of net sales for the six-month period ended June 30, 1996, yielding a gross margin of 4.2% and (11.3%) respectively.

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

     The Company's selling and general and administrative expenses for the six-month period ended June 30, 1997 were $3,169,302, 44.5% as a percentage of net sales, as compared to selling and general and administrative expenses for the six-month period ended June 30, 1996 of $2,793,658, 44.0% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to increases in expenses related to the increase in net sales, such as commission expense, royalties and factoring costs. In addition, the Company believes that the increase in selling and general and administrative expenses is also attributable to the payroll and travel and entertainment expenses related to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line, as well as professional fees in relation to being a public company in 1997.

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

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Companys securities, an off shore financing, and a July 1997 private placement. As of June 30, 1997, the Company had working capital deficiency of $387,565 and a debt to equity ratio of 4.6 to 1.

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

                                            CABLE & CO. WORLDWIDE, INC.
                                            (Registrant)


Date: April 14, 1998                        /s/ Alan Kandall
                                            -----------------------------------
                                            Alan Kandall
                                            President; Chief Executive Officer



Date: April 14, 1998                        /s/ Joel Brooks
                                            -----------------------------------
                                            Joel Brooks
                                            Chief Financial Officer