Form 10QSB/A
period 1997-09-30
CABLE & CO WORLDWIDE INC
filed 1998-04-15
CIK 1009830

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

  For the transition period from ___________________ to ______________________

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

                      There are 22 pages in this document.
           The Exhibit Index appears on sequentially numbered page 21.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of September 30, 1997 (unaudited)        3

             Consolidated Statements of Operations for the Three-month and
             Nine-month periods ended September 30, 1997 and 1996 (unaudited)       4

             Consolidated Statements of Cash Flows for the Nine-month
             period ended September 30, 1997 and 1996 (unaudited)                   5

             Notes to Consolidated Financial Statements (unaudited)              6-12

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          13-19

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                     20

     Item 2. Changes in Securities                                                 20

     Item 3. Defaults upon Senior Securities                                       20

     Item 4. Submission of Matters to Vote of Security Holders                     20

     Item 5. Other Information                                                     20

     Item 6. Exhibits and Reports on Form 8-K                                      20

Exhibit Index                                                                      21

Signature                                                                          22

PART I - FINANCIAL INFORMATION

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                   (unaudited)

ASSETS
Current assets:
         Cash                                                                      $     26,134
         Accounts receivable, less allowances for doubtful accounts
            and sales discounts of $142,000                                           1,334,991
         Inventory                                                                    5,071,511
         Prepaid and other current assets                                             1,463,386
         Deferred income tax asset, net of valuation allowance of $3,000,000               --
                                                                                   ------------
                  Total current assets                                                7,896,022
Property and Equipment, net of accumulated depreciation of $347,640                   1,296,378
Trademark and Trade name, net of accumulated amortization
         of $206,141 (Note 9)                                                         6,365,897
Other Intangible Assets, net of accumulated amortization of $35,650                      16,109
Other Assets                                                                             10,966
                                                                                   ------------
                  Total Assets                                                     $ 15,585,372
                                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Due to factor                                                             $  4,731,309
         Accounts payable                                                               628,297
         Accrued expenses and other current liabilities                               2,199,839
         Note payable - factor                                                          250,000
         Current portion of note payable-trademark (Note 9)                             669,943
         Current portion of capitalized lease obligations                                31,973
         Income Taxes Payable                                                            18,901
                                                                                   ------------
                  Total current liabilities                                           8,530,262
Capitalized Lease Obligations - net of current portion                                   77,409
Note Payable-trademark (Note 9)                                                       1,878,156
Deferred Rent                                                                            92,366
Other Liabilities                                                                        42,573
Deferred Income Tax Liability                                                            94,000
                                                                                   ------------
                  Total Liabilities                                                  10,714,766
                                                                                   ------------
Minority Interest in Cable & Company 1955 SPA                                             2,404
                                                                                   ------------
Stockholders' Equity:  (Notes 1,2, 3, 4, 5, 6, 7, 9, & 10)
         Preferred stock- $.01 par value; authorized 1,420,000 shares;
            no shares issued                                                               --
         Common stock - $.01 par value; authorized 50,000,000 shares;
            issued and outstanding 42,146,408 shares                                    421,464
         Additional paid-in capital                                                  15,137,018
         Treasury stock - 35,000 common shares, at cost                                 (29,676)
         Accumulated deficit                                                        (10,649,941)
         Cumulative foreign currency translation adjustment                             (10,663)
                                                                                   ------------
                  Stockholders' Equity                                                4,868,202
                                                                                   ------------
                  Total Liabilities and Stockholders' Equity                       $ 15,585,372
                                                                                   ============


                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                    Three-month period ended            Nine-month period ended
                                                                          September 30,                       September 30,
                                                                 ------------------------------      ------------------------------
                                                                     1996              1997              1996              1997
                                                                 ------------      ------------      ------------      ------------
Net sales                                                        $  5,375,379      $  5,086,407      $ 11,724,876      $ 12,213,541

Cost of goods sold                                                  3,492,083         3,215,246         8,033,712         7,800,240
                                                                 ------------      ------------      ------------      ------------

Gross profit                                                        1,883,296         1,871,161         3,691,164         4,413,301

Noncash compensatory charges (Notes 2 and 3)                          140,417         1,006,268         2,671,065         1,370,109

Selling expenses                                                    1,328,990         1,237,026         3,092,087         3,271,600

General and administrative expenses                                   531,908           613,147         1,562,469         1,747,875
                                                                 ------------      ------------      ------------      ------------

(Loss) from operations                                               (118,019)         (985,280)       (3,634,457)       (1,976,283)

Interest expense                                                      125,402           196,397           477,039           390,829

Termination Agreement (Note 10)                                          --             577,760              --             577,760

Bridge note discount (Note 4)                                            --                --             738,000              --
                                                                 ------------      ------------      ------------      ------------

Loss before provision for income taxes                               (243,421)       (1,759,437)       (4,849,496)       (2,944,872)

Provision for income taxes                                            (23,853)            2,708           (18,375)           63,259
                                                                 ------------      ------------      ------------      ------------

Net loss                                                             (219,568)       (1,762,145)       (4,831,121)       (3,008,131)

Dividends on preferred stock                                             --                --              27,248              --
                                                                 ------------      ------------      ------------      ------------

Net loss applicable to common stock                              $   (219,568)     $ (1,762,145)     $ (4,858,369)     $ (3,008,131)
                                                                 ============      ============      ============      ============

Net loss per common share                                        $       (.07)     $       (.06)     $      (1.99)     $       (.20)
                                                                 ============      ============      ============      ============

Weighted average number of common shares outstanding                3,375,813        30,516,224         2,443,075        15,272,199
                                                                 ============      ============      ============      ============

                 See notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                         Nine-month period ended
                                                                                                             September  30
                                                                                                         1996               1997
                                                                                                     -----------        -----------
Cash Flows From Operating Activities:
     Net loss                                                                                        $(4,831,121)        (3,008,131)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                    170,966            257,965
        Provision for doubtful accounts and sales discounts                                               57,875           (443,000)
        Provision for deferred income taxes                                                               (3,215)            41,000
       Noncash compensatory charges                                                                    2,671,065          1,370,109
        Issuance of options in connection with termination agreement                                        --              309,979
        Amortization of discount on bridge notes                                                         738,000               --
        Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                                (211,422)          (791,860)
         Decrease (increase) in inventory                                                                731,839         (2,329,896)
         (Increase) in prepaid expenses and other current assets                                        (448,670)          (991,153)
         (Increase) in intangibles                                                                          (964)            (8,450)
         (Increase) in other assets                                                                         --               (3,951)
         (Decrease) in accounts payable                                                                 (157,560)          (270,365)
         Increase (decrease ) in accrued expenses and other current liabilities                         (353,790)         1,547,025
         Increase  in other liabilities                                                                     --               42,573
         Increase (decrease) in income taxes payable                                                     (14,300)            18,901
         Increase in deferred rent                                                                        19,538             16.894
                                                                                                     -----------        -----------
            Net cash used in operating activities                                                     (1,631,759)        (4,242,360)
                                                                                                     -----------        -----------

Cash Flows From Investing Activities
           Purchase of property equipment                                                               (312,022)          (476,298)
           Purchase of trademarks                                                                           --              (66,591)
                                                                                                     -----------        -----------
            Net cash used in investing activities                                                       (312.022)          (542,889)
                                                                                                     -----------        -----------
Cash Flows From Financing Activities
    Advances from (repayments to) factor, net                                                         (1,596,828)         4,002,384
   Repayment of term note payable                                                                       (130,000)              --
     Principal payments under capital lease obligations                                                  (20,384)           (23,497)
     Principal payments of long-term note payable factor                                                (250,000)          (250,000)
     Principal payments of long-term note payable trademark                                                 --              (91,394)
     Redemption of redeemable preferred stock- Series A                                                 (500,000)              --
     Net repayment on bridge notes financing                                                            (227,000)              --
     Net proceeds from issuance of common stock and warrants                                           4,760,513          1,040,749
  Proceeds from issuance of stock for minority interest in consolidated subsidiary                          --                2,404
     Payment of dividends on redeemable preferred stock-Series A                                         (80,396)              --
     Purchase of treasury stock                                                                             --              (11,623)
                                                                                                     -----------        -----------
           Net cash provided by financing activities                                                   1,955,905          4,669,023
                                                                                                     -----------        -----------
Effect of exchange rate changes                                                                             --              (10,663)
                                                                                                     -----------        -----------
Net increase (decrease) in cash                                                                           12,124           (126,889)
Cash at beginning of period                                                                                8,010            153,023
                                                                                                     -----------        -----------
Cash at end of period                                                                                $    20,134        $    26,134
                                                                                                     ===========        ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                                                        $   479,634        $   365,408
                                                                                                     -----------        -----------
    Cash paid for income taxes                                                                       $    27,036        $     2,408
                                                                                                     -----------        -----------


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

     The following table illustrates the impact of the noncash compensatory charges relating to the release of the escrow shares and the issuance of common stock to certain existing stockholders for the nine-month period ended September 30, 1996:

                                                       Impact of      Without
                                       As Stated        Charges       Charges
                                      ------------    ----------   ------------
Net sales                             $ 11,724,876                 $ 11,724,876
Cost of goods sold                       8,033,712                    8,033,712
                                      ------------                 ------------
Gross profit                             3,691,164                    3,691,164
 Noncash compensatory charges           (2,671,065)   $2,289,071       (381,994)
Selling expenses                        (3,092,087)                  (3,092,087)
General and administrative expenses     (1,562,469)                  (1,562,469)
                                      ------------    ----------   ------------
Loss from operations                    (3,634,457)    2,289,071     (1,345,386)
Interest expense                           477,039                      477,039
Bridge note discount                       738,000                      738,000
                                      ------------    ----------   ------------
Loss before income tax benefit          (4,849,496)    2,289,071     (2,560,425)
Income tax benefit                         (18,375)                     (18,375)
                                      ------------    ----------   ------------
Net loss                                (4,831,121)    2,289,071     (2,542,050)
Dividends on preferred stock                27,248                       27,248
                                      ------------    ----------   ------------
Net loss applicable to common stock   $ (4,858,369)   $2,289,071   $ (2,569,298)
                                      ============    ==========   ============

Net loss per common share             $      (1.99)                $      (1.05)
                                      ============                 ============

Weighted average number of common
   shares outstanding                    2,443,075                    2,443,075
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

Net Sales

     The Company's net sales for the three-month period ended September 30, 1997 were $5,086,407 as compared to net sales of $5,375,379 for the three-month period ended September 30, 1996, a decrease of 5.4%. The Company believes that the decrease in net sales is primarily attributable to the decrese in net sales of men's footwear bearing the Cable & Co. trademark. Net sales of the men's footwear bearing the Cable & Co. trademark for the three-month period ended September 30, 1997 was $3,323,930 as compared to net sales of $3,784,210 for the three-month period ended September 30, 1996, a decrease of 12.2%. The Company believes that the decrease is primarily attributable to a decrease in sales of $113,000 as a result of a major pre-season promotion, during the

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

three-month period ended September 30, 1996, which did not occur in 1997. The balance of the decrease was primarily attributable to an increase in returns due to lower than anticipated sell-through at retail of certain styles during previous seasons. Net Sales of the mens footwear bearing the Bacco Bucci trademark for the three-month period ended September 30, 1997 was $1,762,477 as compared to net sales of $1,424,875 for the three-month period ended September 30, 1996, an increase of 23.7%.The increase is primarily attributable to the increase in net sales to existing customers as well as an increase in the number of customers. Net sales for the three-month period ended September 30, 1996 of womens footwear bearing the Cable and Co trademark and the Bacco Bucci trademark was $105,824 and $60,470, respectively. During the year ended December 31, 1996, the Company temporarily suspended the production and marketing of the women's footwear bearing both the Cable & Co. trademark and the Bacco Bucci trademark. The Company does not plan to reintroduce the women's footwear bearing either the Cable & Co. trademark or the Bacco Bucci trademark prior to fiscal 1998 in order to continue focusing the Company's resources on the development of the Bacco Bucci product line. As a result, for the three-month period ended September 30, 1997 there were no sales of the women's footwear bearing the Cable & Co. trademark or the Bacco Bucci trademark.

     The Company's net sales for the nine-month period ended September 30, 1997 were $12,213,541 as compared to net sales of $11,724,876 for the nine-month period ended September 30, 1996, an increase of 4.2%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Bacco Bucci trademark. Net sales of the men's footwear bearing the Bacco Bucci trademark for the nine-month period ended September 30, 1997 was $3,896,944 as compared to net sales of $2,781,331 for the nine-month period ended September 30, 1996, an increase of 40.1%. The increase is primarily attributable to the increase in net sales to existing customers as well as an increase in the number of customers. Net sales of the men's footwear bearing the Cable & Co. trademark for the nine-month period ended September 30, 1997 was $8,316,597 as compared to net sales of $8,482,030 for the nine-month period ended September 30, 1996, a decrease of .2%. The Company believes that the decrease is primarily attributable to a decrease in sales of $598,000, as a result of a major pre-season promotion during the nine-month period ended September 30, 1996, which did not occur in 1997. The balance of the decrease was primarily attributable to an increase in returns due to the lower than anticipated sell-through at retail of certain styles during the previous seasons. Additionally, as a result of the temporary suspension of the women's footwear bearing the Cable and Co. trademark and the Bacco Bucci trademark, there were no sales of womens footwear bearing the Cable and Co. trademark and Bacco Bucci trademark for the nine-month period ended September 30, 1997, as compared to net sales of $401,045 of the womens footwear bearing the Cable and Co. trademark and $60,470 of the womens footwear bearing the Bacco Bucci trademark for the nine-month period ended September 30, 1996.

Cost of Goods Sold

     The Company's cost of goods sold for the three-month period ended September 30, 1997 was $3,215,246 as compared to $3,492,083 for the three-month period ended September 30, 1996, a decrease of 7.9%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the three-month period ended September 30, 1997. The primary reasons for the decrease in the cost of the merchandise was a 7.8% decrease in the average price of the goods at the factory level, which is attributable to the Company redesigning the shoes as well as a portion of the shoes being manufactured at the Company's facility. The Company's gross profit as a percentage of net sales was 36.8% for the three-month period ended
September 30, 1997 as compared to 35.0% for the three-month period ended September 30, 1996. The Company

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower manufacturing costs attributable to the opening of the Company's factory in April 1997 and the redesign of the shoes and a decrease in the size of markdown sales. Markdown sales for the three-month period ended September 30, 1997, were 16.4% of net sales as compared to 9.1% of net sales for the three-month period ended September 30, 1996, yielding a gross margin of 5.5% and .4%, respectively.

     The Company's cost of goods sold for the nine-month period ended September 30, 1997 was $7,800,240 as compared to $8,033,712 for the nine-month period ended September 30, 1996, a decrease of 2.9%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the nine-month period ended September 30, 1997. The primary reasons for the decrease in the cost of the merchandise was a 12.2% decrease in the average price of the goods at the factory level, which is attributable to the Company redesigning the shoes as well as a portion of the shoes being manufactured at the Company's facility. The Company's gross profit as a percentage of net sales was 36.1% for the nine-month period ended September 30, 1997 as compared to 31.5% for the nine-month period ended September 30, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower product costs attributable to the opening of the Company's factory in April 1997 and the redesign of the shoes and a decrease in the size of markdown sales. Markdown sales for the nine-month period ended September 30, 1997, were 13.1% of net sales as compared to 11.3% of net sales for the nine-month period ended September 30, 1996, yielding a gross margin of 4.9% and (7.0%), respectively.

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

Operating Expenses

     The Company's selling and general and administrative expenses for the three-month period ended September 30, 1997 were $1,850,173, 36.4% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended September 30, 1996 of $1,860,898, 34.6% as a percentage of net sales. The Company believes that the decrease in selling and general and administrative expenses is primarily attributable to a decrease in royalty fees. In August 1997 the Company purchased the Bacco Bucci trademark. As a result, the Company was no longer required to pay royalty fees on the Bacco Bucci footwear in the western hemisphere. In addition, the payroll, travel and entertainment expenses, show expenses, and amortization expense increased which offset the decrease in royalty fees. The payroll and travel and entertainment expenses increased due to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line. The show expenses increased due to the Company participating in more shows in 1997 and increased attendance of an expanded sales staff at the shows. The amortization expense increased due to the Company purchasing the Bacco Bucci and Cable & Co. trademarks during the three-month period ended September 30, 1997, which are being amortized over a period of 20 years.

     The Company's selling and general and administrative expenses for the nine-month period ended September 30, 1997 were $5,019,475, 41.1% as a percentage of net sales, as compared to selling and general and administrative expenses for the nine-month period ended September 30, 1996 of $4,654,556, 39.7% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to the increase in payroll, travel and entertainment expenses, show expenses, and amortization expense. The payroll and travel and entertainment expenses increased due to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line. The show expenses increased due to the Company participating in more shows in 1997 and increased attendance of an expanded sales staff at the shows. The increase in professional fees is primarily due to an increase in costs related to being a public company for the full nine month period in 1997 compared to a three month period for the nine months ended September 30, 1996. The amortization expense increased due

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

to the Company purchasing the Bacco Bucci and Cable & Co. trademarks during the three-month period ended September 30, 1997, which are being amortized over a period of 20 years. The Company also believes that the increase in selling and general and administrative expenses is also attributable to increases in expenses related to the increase in net sales, such as commission expense. In addition, the royalty fees decreased due to the purchase of the Bacco Bucci trademark in August 1997. As a result, the Company is no longer required to pay royalty fees on sales of Bacco Bucci footwear in the western hemisphere.

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

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Company securities, an off shore financing, and a July 1997 private placement. As of September 30, 1997, the Company had working capital deficiency of $632,240 and a debt to equity ratio of 2.2 to 1.0.

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

     In order to obtain the financing necessary to accelerate the Company's plans for expansion, the Company intends to raise approximately $20,000,000 in additinal financing through the sale of convertible preferred stock which will be offered and sold to the public in an underwritten offering in the first quarter of 1998. It is anticipated that the preferred stock will be convertible into shares of Common Stock at a premium to the market price of the Common Stock and that the preferred stock will be redeemable, at the option of the Company, if the market price of the Common Stock reaches a certain level. The offering of the preferred stock will be made only by means of prospectus. There can be no assurance that such financing will be consummated on the anticipated terms, or at all.

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

                                            CABLE & CO. WORLDWIDE, INC.
                                            (Registrant)


Date: April 14, 1998                        /s/ Alan Kandall
                                            ------------------------------------
                                            Alan Kandall
                                            President; Chief Executive Officer



Date: April 14, 1998                        /s/ Joel Brooks
                                            ------------------------------------
                                            Joel Brooks
                                            Chief Financial Officer