Form 10KSB
period 1997-12-31
CABLE & CO WORLDWIDE INC
filed 1998-04-15
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1997

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

                YES _X_                          NO ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.   $13,878,016.

The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of March 31. 1998 was 30,670,252, with an approximate aggregate market value of $2,606,971 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of March 31, 1998 was 43,048,164 .

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                 Number
                                                                                 ------
                             Item Number and Caption
PART I
         Item 1.  Description of Business ......................................    3
         Item 2.  Description of Properties ....................................   13
         Item 3.  Legal Proceedings ............................................   13
         Item 4.  Submission of Matters to a Vote of Securityholders ...........   13

PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters .....   14
         Item 6.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation .....................................   15
         Item 7.  Financial Statements .........................................   21
         Item 8.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure .....................................   21

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons..   21
         Item 10. Executive Compensation .......................................   23
         Item 11. Security Ownership of Certain Beneficial Owners and Management   26
         Item 12. Certain Relationships and Related Transactions ...............   27
         Item 13. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K .....................................................   29

                                     PART I

Item 1. Description of Business


     The Company designs, manufactures, imports and markets on a wholesale basis a broad range of men's casual and dress footwear bearing the Cable & Co.(R) trademark, the Bacco Bucci(R) trademark, the XBacco trademark and the Alberto Salvucci trademark. The Company's products are designed to appeal to fashion conscious consumers. The retail price of the men's shoes sold under the Cable & Co. trademark ranges from $139 to $175 for casual shoes and from $175 to $220 for dress shoes. The retail price of the men's casual shoes sold under the Bacco Bucci trademark ranges from $130 to $145. The Company has recently developed a new line of men's casual shoes known as XBacco. The retail price of the shoes sold under the XBacco label is approximately $120. The retail price of the men's dress shoe sold under the Alberto Salvucci trademark ranges from $350 to $380. The Company markets its products to approximately 1,800 department and specialty store locations in the United States, including (i) major department stores and specialty stores, such as Bloomingdales, Dillard Department Stores, Inc., Nordstrom, Inc. and R.H. Macy & Co., Inc., (ii) upscale specialty retailers, such as Saks Fifth Avenue, Lord & Taylor and Parisian, and (iii) upscale shoe and apparel merchants.

     In August 1997 the Company acquired the rights to the Bacco Bucci trademark from D&D Design and Details Limited ("D&D Design"), an entity controlled by Alberto Salvucci, the Chairman of the Board of Directors and a principal stockholder of the Company. Prior to August 1997, the Company licensed the right to use the Bacco Bucci trademark from D&D Design. In August 1997, the Company also acquired the Cable & Co. trademark from Cable & Co. S.R.L., an entity controlled by Mr. Salvucci, in many major countries throughout the world. Prior to August 1997, the Company owned the rights to the Cable & Co. trademark only in the Western Hemisphere.

     The Company believes that its footwear is comfortable, fashionable and practical. The Company incorporates technically sophisticated designs into the construction of its footwear, which is intended to be worn with casual or business attire. The Company sells approximately 40 styles of men's shoes each season bearing the Cable & Co. trademark, approximately 20 styles under the Bacco Bucci trademark and approximately 10 styles under the Alberto Salvucci trademark. The Company anticipates selling approximately 15 styles of men's casual shoes each season under the XBacco trademark.

     The Company plans to increase revenues by increasing sales to existing accounts, establishing new accounts, developing high quality shoes with styling and design detail to sell at competitive prices, expanding the Company's marketing programs and globalizing the sales of the Cable & Co., Bacco Bucci and XBacco brands. The Company also intends to explore additional opportunities to license rights to related products such as belts, wallets, accessories and other small leather goods. There can be no assurance that the Company will be able to achieve such objectives.

     The Company was formed on November 10, 1994 to acquire (the "Acquisition") certain net assets of Hongson, Inc. used in the sale and marketing of footwear bearing the Cable & Co. trademark (the "Acquired Net Assets"). See "-Acquisition."

     The Company's principal executive office is located at 724 Fifth Avenue, New York, New York 10019, and its telephone number is (212) 489-9686.

Acquisition of Trademarks

     In August 1997, the Company purchased all of the rights to the Bacco Bucci trademark, from D&D Design, an entity controlled by Alberto Salvucci, the Chairman of the Board of Directors and a principal stockholder of the Company. The rights sold to the Company include trademarks registered in the United States, Canada, Italy, Austria, China, France, Germany, Portugal, Russia, Spain, Switzerland, Hong Kong, India, Korea, Sri Lanka, Taiwan and the United Kingdom together with any other rights owned by D&D Design whether or not registered throughout the world. Prior to the acquisition, the Company held a license for the rights to the Bacco Bucci trademark in North, Central and South America. The purchase price for the Bacco Bucci trademark consists of $3,150,000 of which $400,000 has been paid, and the balance of which is payable in installments. Payments of $350,000 and $400,000 are due in September 1998 and January 1999, respectively. The remaining balance is payable in four installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central and South America, commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007. The Company also issued to D&D Design an aggregate of 11,973,411 shares of Common Stock.

     The Company also acquired in many major countries throughout the world outside of the Western Hemisphere all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L., an entity controlled by Mr. Salvucci. Prior to the acquisition, the Company owned the rights to the Cable & Co. trademark in the Western Hemisphere. The rights sold to the Company include trademark registrations in the following countries, among others: Austria, Belgium, France, Germany, India, Russia, Italy, Netherlands, Spain, Sweden and Switzerland. The rights also include all of the rights owned by Cable & Co. S.R.L. in Africa, Asia Minor, Australia, all of Europe and other parts of the world, except United Kingdom and parts of Asia. The purchase price for the rights to the Cable & Co. trademark include the shares of Common Stock discussed above, the 7% royalties payable with respect to the Bacco Bucci trademark, together with a payment of $100,000, which amount has been paid to Cable & Co. S.R.L.

     The purchase price, including costs and expenses, for the Bacco Bucci and Cable & Co. trademarks is approximately $5,413,000, resulting in an annual charge to earnings of approximately $270,000. For financial statement purposes, the Company has valued the shares of Common Stock at $2,694,017, which represents a discount to the market price, to reflect the restrictions on transfer under the Securities Act of 1933, as amended (the "Securities Act"). In addition, the Company has discounted the future payments of the purchase price for the Bacco Bucci trademark. The purchase price is being amortized over a period of 20 years. The Company believes that the impact on gross profit will not be significant.

     For the year ended December 31, 1997, the Company's net sales were $13,878,016 and the Company paid or accrued to Cable & Co. S.R.L. and D&D Design an aggregate of $726,685 or 5.2% of net sales for commissions. If the Company had acquired the rights to the Bacco Bucci trademark on January 1, 1997, the amounts payable to D&D Design and Cable & Co. S.R.L. would be the same for the year ended December 31, 1997, since the royalties for 1997 on the Bacco Bucci footwear were waived. For the year ended December 31, 1996, the Company's net sales were $13,522,166 and the Company paid and accrued to D&D Design and Cable & Co. S.R.L. an aggregate of $661,818 or 4.9% of net sales for royalties and commissions. If the Company had acquired the rights to the Bacco Bucci and Cable & Co. trademarks as of January 1, 1996, the amount payable to D&D Design and Cable & Co. S.R.L. on a pro forma basis would have been $550,107 or 4.1% of net sales for the year ended December 31, 1996.

     Management believes that the purchase of the Bacco Bucci and Cable & Co. trademarks is an integral part of the Company's plans for expansion. The purchase of the Bacco Bucci trademark will result in savings on the annual royalties payable to D&D Design with respect to sales of Bacco Bucci footwear in North, Central and South America. For the year ended December 31, 1996, the royalties paid to D&D Design with respect to sales of Bacco Bucci footwear were $111,711. No royalties were paid for the year ended December 31, 1997. The Company's strategy includes expanding sales of the Bacco Bucci footwear. In the event that sales of the Bacco Bucci footwear increase significantly, of which there can be no assurance, the Company believes that the amount saved by the Company in royalty payments would be substantial. The Company also plans to sell footwear bearing the Cable & Co. and Bacco Bucci trademarks outside of the Western Hemisphere, which rights the Company did not possess prior to the recent acquisitions. The Company anticipates utilizing a network of distributors and licensees to sell its footwear outside the United States. However, the network is not established and there can be no assurance that the Company will do so. The Company has had discussions to sell Bacco Bucci and Cable & Co. footwear in the Middle East, Turkey, Russia and India and has opened an office in Milan, Italy to assist the Company in commercial globalization of the Company's footwear. However, no definitive agreements have been reached. In addition, the Company intends to sell Bacco Bucci footwear in the United Kingdom. However, no definitive agreements have been reached.

     The fees payable to D&D Design and Cable & Co. S.R.L. commencing January 1, 1998 are summarized in the table below:

Brand                           Fee(1)                            Royalty
-----                           ------                            -------

Cable & Co.                     6.5% of the cost of goods         Not applicable
                                shipped to the Company

Bacco Bucci (outside of         6.5% of the cost of goods         7%(2)
North, Central, South           shipped to the Company
America)

Bacco Bucci (North, Central,    6.5% of the cost of goods         Not applicable
South America)                  shipped to the Company

------------------

(1)  Does  not  include  (i)  the   reimbursement   of   out-of-pocket   travel,
     manufacturing  and  other  expenses  borne  by Cable & Co.  S.R.L.  and D&D
     Design.

(2) For the sale of goods bearing the Bacco Bucci trademark for a period of five years outside of North, Central and South America, commencing on the date that the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007.

     In the year ended December 31, 1996, the Company paid a fashion and design advisory fee of $86,000 to D&D Design for Cable & Co. and Bacco Bucci footwear. The fee was paid for fashion and design advisory services which were provided to the Company. During the year ended December 31, 1997, the Company paid fashion and design advisory fees to D&D Design of $58,000.

     As a result of the acquisition of the Bacco Bucci trademark, the Company will no longer be obligated to pay royalties of 3% per year with respect to net sales of Bacco Bucci footwear in North, Central and South America. However, it is anticipated that the Company will continue to pay commissions to D&D Design and Cable & Co. S.R.L. as directed by Alberto Salvucci, at the rate of 6.5%, in the aggregate, of the cost of goods shipped to the Company. The Company will also be obligated to pay royalties to D&D Design equal to 7% of net sales of products bearing the Bacco Bucci trademark outside of North, Central and South America for a period of five years commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007 It is also anticipated that the Company will pay commissions on the purchase of Cable & Co. footwear to entities controlled by Mr. Salvucci at a rate of 6.5% of the cost of goods shipped to the Company.

Distribution and Wholesale Operations

     The Company's products are distributed to approximately 800 customers for sale in approximately 1,800 store locations in the United States. During the year ended December 31, 1997, approximately 25% of the Company's net sales were made to two customers, including 14% to one customer. The Company markets its products to (i) major department stores and specialty stores, such as Bloomingdales, Dillard Department Stores, Inc., Nordstrom, Inc. and R.H. Macy & Co., Inc., (ii) upscale specialty retailers, such as Saks Fifth Avenue, Lord & Taylor and Parisian, and (iii) upscale shoe and apparel merchants. Out-of-season products are sold primarily through selected discounters.

     The Company's strategy has been to provide marketing and management support to its customers by producing what management believes to be strong image advertising campaigns. The Company markets its product line and introduces new styles at industry footwear shows, which occur during the year in Las Vegas and New York, and at regional shows throughout the year. These trade shows afford the Company an opportunity to assess demand for its products. After each trade show, the Company's agents and corporate account specialists visit customers to review the Company's product lines and to secure purchase commitments. The Company also facilitates sales by offering what management believes are creative, quality products and maintaining adequate inventory levels of new products as well as products included in the Company's "open stock" program. The Company's "open stock" program enables customers to order individual pairs of shoes from the Company's inventory, primarily through an electronic data interchange system. See "- Management Information Systems."

     Substantially all of the Company's footwear is sold in North America, predominantly in the United States and, to a lesser extent, in Canada.

Design

     The Company believes that its success will depend in substantial part on its ability to originate and define fashion trends and to anticipate and react to changing consumer demands in a timely manner. To meet this objective, the Company retains Cable & Co. S.R.L. and D&D Design, both of which are controlled by Alberto Salvucci, Chairman of the Board, a director and a principal stockholder of the Company, to provide design, production and production control services. The process of designing and introducing a new product takes approximately three to four months. The Company's management works with Cable & Co. S.R.L. and D&D Design to create designs which they believe fit the Company's image, reflect current or approaching trends and can be manufactured on a cost-effective basis. Once the initial designs are complete, prototypes are developed, fit trials are conducted and the prototypes are reviewed and refined prior to commencement of production.

Manufacturing

     In the second quarter of 1997, the Company commenced manufacturing approximately 45% of its footwear in a leased facility in Montegranaro, Italy. The Company believes that the manufacturing of its footwear has decreased production costs by approximately 10%. The Company intends to manufacture approximately 75% of its footwear by December 31, 1998, although there can be no assurance thereof. Cable & Co. S.R.L. and D&D Design maintain an office in Montegranaro, Italy and monitor the production, quality and timely distribution of the Company's products.

     The footwear marketed by the Company is produced primarily in Italy because management believes that Italian manufacturers can satisfy the Company's quality control requirements. For the year ended December 31, 1997, the Company produced approximately 22% of its footwear and 86% of the balance were purchased from two manufacturers in Italy. The Company is generally the largest customer of these manufacturers and has established long-standing relationships with most of them.

     In advance of the Fall and Spring selling seasons, the Company's management works with Cable & Co., S.R.L. and D&D Design to develop new products for industry trade shows and with manufacturers to determine production costs, materials, minimum quantities and component requirements for new styles. Based on indications of interest obtained at trade shows and initial purchasing commitments from retailers, the Company places production orders with its manufacturers. To maintain inventory positions, the Company places manufacturing orders prior to receiving firm commitments. Once an order has been placed, delivery time ranges from four weeks to four months depending on whether the construction is new or is currently in production. The Company, primarily through Cable & Co., S.R.L. and D&D Design, monitors product quality through inspections at the factories throughout the production process and upon receipt. To reduce the risk of inventory overstocking, the Company monitors sales data on a weekly basis.

Advertising and Marketing

     The Company markets its products based on the products' respective design and quality specifications. The Company's advertisements appear in men's fashion publications and related general interest publications, including GQ, Details, Out, Swing, and CI. The Company spent approximately $1,352,000 on advertising during the year ended December 31, 1996 and approximately $1,168,000 during the year ended December 31, 1997. In order to strengthen brand awareness of its products and increase sales, the Company intends to continue to be actively involved in the development of marketing and merchandising programs. As part of this effort, the Company provides cooperative marketing programs, sales incentives and sales promotions for its customers.

     The Company has an in-house direct teleservicing department which is responsible for maintaining and servicing the Company's present customers, referring retail customers to local retail stores to purchase advertised and non-advertised products and providing product information. Currently, this function is performed during normal business hours using a toll free telephone number.

Product Delivery

     Once manufacturing is completed overseas, the Company's products are inspected, packed and shipped by air and maritime vessel to the United States. Thereafter, the products are transported by truck to an independent warehouse facility. The products are then transported to the Company's customers. By maintaining significant inventory positions, the Company strives to fill "open stock" customer orders within 72 hours. While the Company's "open stock" program requires an increased investment in inventories, management believes that filling orders on a timely basis is an invaluable service for its customers and provides the Company with a distinct competitive advantage.

Management Information Systems

     Information systems are essential to the Company's ability to maintain its competitive position and to support continued growth. The Company's management information system was designed to provide, among other things, comprehensive order processing, production, accounting and management information for the importing, distribution and marketing aspects of the Company's business. The Company has installed an electronic data interchange system which provides a computer link between the Company and certain of its customers that enable both the customer and the Company to monitor purchases, shipments and invoicing.

Trademarks

     Cable & Co.(R) is a registered trademark of the Company in the United States, Canada and several Central and South American countries, Austria, Belgium, France, Germany, India, Russia, Italy, Netherlands, Spain and Switzerland. The registered trademark includes footwear and related products. The Bacco Bucci trademark has been registered in United States, Canada, Italy, Austria, China, France, Germany, Portugal, Russia, Spain, Switzerland, Hong Kong, India, Korea, Sri Lanka, Taiwan and the United Kingdom. The Company is in the process of filing trademark applications for the XBacco trademark and for the Alberto Salvucci trademark. Additional trademark registration applications which may be filed by the Company with the United States Patent and Trademark Office and in other countries may or may not be granted and the breadth or degree of protection of the Company's existing or future trademarks may not be adequate. Moreover, the Company may not be able to defend successfully any of its legal rights with respect to its present or future trademarks. The failure of the Company to protect its legal rights to its trademarks from improper appropriation or otherwise may have a material adverse affect on the Company.

Competition

     Competition in the footwear industry is intense. The Company's products compete with other branded products within their product category. Depending on the product category involved, the Company competes on the basis of style, price, quality, comfort and brand prestige and recognition, among other considerations. The Company competes with numerous manufacturers, importers and distributors of footwear and accessories for the limited shelf-space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows relatively easy access by new market entrants. The Company believes that its ability to deliver quality merchandise in a timely manner is a critical competitive factor, particularly in connection with the introduction of new product lines. The Company's ability to manufacture a portion of its products and to maintain existing relationships and develop new relationships with foreign manufacturers is another important element in its ability to compete. Some of the Company's competitors are substantially larger, have achieved greater recognition for their brand names, have captured greater market share and have substantially greater financial, distribution, marketing and other resources than the Company.

Government Regulation

     The Company is subject to the risks of doing business abroad, including, but not limited to, fluctuations in exchange rates and changes in regulations relating to imports, including quotas, duties, taxes and other charges. Political and economic instability in countries where the Company's products are manufactured or sold may have a material adverse affect on the Company's business, prospects, financial condition, and results of operations.

     In order to reduce the risk of exchange rate fluctuations and to cover the currency risk in each season's outstanding purchase orders, the Company enters into forward exchange contracts to protect gross profit margins on most, but not all, of its foreign currency transactions. The Company has an aggregate of $6,000,000 of foreign exchange lines of credit available. At any one point during the year, the Company generally has $5,500,000 to $6,000,000 of forward foreign exchange contracts outstanding. The Company cannot anticipate all of its currency needs and, therefore, cannot fully hedge against such fluctuations. Thus, changes in exchange rates could adversely affect the costs of goods purchased by the Company.

     Although the goods sold by the Company are not currently subject to quotas, countries in which the Company's products are manufactured may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products and the United States may impose new duties, tariffs and other restrictions on imported products, any of which could materially adversely affect the Company's operations and its ability to import its products and, accordingly its business, prospects, financial condition, and results of operations. In accordance with the 1993 Harmonized Tariff Schedule, a fixed duty structure is in effect for the United States. The Company pays import duties on its products ranging from approximately 8.5% to 10%, depending on the principal component and whether the product is men's or women's footwear. Other restrictions on the importation of footwear are periodically considered by the United States Congress and no assurance can be given that tariffs or duties on the Company's goods may not be raised, resulting in higher costs to the Company, or that import quotas respecting such goods may not be imposed or made more restrictive.

     The Company imports a large portion of its products from Italy. Italy is on the "watch list" maintained by the USTR for purposes of monitoring protection of intellectual property rights. According to the USTR, its consultations with Italy have contributed to an improved and stronger legal framework for the protection of intellectual property rights. If the USTR were to determine that Italy's actions, policies or practices with respect to intellectual property rights are actionable, sanctions against imports from Italy, including higher duties, could be imposed.

Licensing

     The Company intends to explore opportunities to license rights to related products, such as belts, wallets, accessories and other small leather goods. There can be no assurance that the Company will enter into any such licenses on favorable terms or not at all. On July 1, 1997, the Company entered into a license agreement (the "License Agreement") with Roffe Accessories, Inc. ("Roffe"), whereby the Company granted a license to Roffe to use the Cable & Co. trademark in North America for silk neckwear for a period of three years. Pursuant to the License Agreement, Roffe shall pay to the Company a royalty equal to 5% of the first $500,000 of gross sales and 6% thereafter, together with a fee equal to 2% of gross sales to be utilized for advertising expenses. The License Agreement provides for minimum sales of $400,000 in the first year, $600,000 in the second year and $1,100,000 in the third year. In the event that Roffe does not achieve the minimum annual sales and does not pay to the Company the required royalties, the Company has the right to terminate the License Agreement.

Seasonality

     The Company's business is subject to seasonal fluctuations. Historically, a significant portion of the Company's sales are realized during the spring and fall fashion seasons, the Company's first and third fiscal quarters, and levels of sales are generally lower during the winter and summer fashion seasons, the Company's second and fourth quarters, respectively. Fourth quarter sales are the most volatile, and inventories are based upon anticipating sales at the retail level and maintaining a sufficient amount of the styles and designs which are required at the retail level. If the Company's sales were to be substantially below seasonal norms during the spring and fall fashion seasons, the Company's business, prospects, financial condition, and results of operations would be materially and adversely affected. The Company must make decisions regarding how much inventory to maintain well in advance of anticipated sale. Deviations in actual sales from projected demand for products could have a material adverse affect on the Company's business, prospects, financial condition and results of operations.

Backlog

     As of December 31, 1997 and March 31, 1998, the Company had unfilled customers orders of approximately $2,489,000 and $4,669,000, respectively. The Company's backlog is affected by a number of factors, including seasonality and customer purchases of its products through the Company's "open stock" program.

Employees

     As of January 1, 1998, the Company had 39 full-time employees of which 13 were involved in sales and 26 in general management and administration. In addition, the Company utilizes the services of three independent exclusive sales agents on a regular basis. The Company considers its relations with its employees, none of whom are covered by collective bargaining agreements, to be excellent.

     In addition, the Company has an ongoing need to expand its management, marketing and support staff, particularly in light of its expansion plans. Competition for personnel having the qualifications required by the Company is intense and no assurance can be given that the Company will be successful in recruiting or retaining such personnel when needed on competitive terms, or at all.

Insurance

     The Company maintains insurance coverage including workers' compensation coverage, and liability insurance in respect of hazards on the Company's business premises. The Company carries a general liability policy which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company believes that its policy and its limits are consistent with those of other similarly situated footwear manufacturers.

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

     As a condition of the Asset Purchase Agreement, David Albahari, Alan Kandall, Alberto Salvucci, Harry Chen and the Company entered into a stockholders agreement (the "Stockholders Agreement") with respect to their shares of Common Stock. Pursuant to the Stockholders Agreement, Mr. Salvucci, Mr. Kandall and Mr. Albahari (the "Management Group") agreed not to sell their shares of Common Stock for a period of nine months if the Company either merged with an entity having a publicly traded class of securities or registered its shares under the Securities Act without the consent of the Company's investment advisor or underwriter, respectively. The Management Group also placed an aggregate of 320,256 shares of Common Stock in escrow, which were not to be released to the Management Group unless the Company satisfied certain performance criteria (the "Escrow Shares"). The Stockholders Agreement was to expire on the earlier of a merger of the Company, the date upon which the Company consummated an initial public offering or on the fifteenth anniversary of the Stockholders Agreement. In January 1996, the Company terminated the Stockholders Agreement and released all of the Escrow Shares to the Management Group, although the terms for the release of the Escrow Shares had not yet been satisfied, in anticipation of the Company's initial public offering.

     In October 1995, the Company purchased all of Mr. Chen's remaining interest in the Company, namely, 266,880 shares of Common Stock, and 21,660 shares of Preferred Stock, which Mr. Chen purchased for $250,000 in 1995 as a part of a private placement of the Company's Series A Preferred Stock (the "1995 Financing"), for consideration of $400,000. $132,500 of such consideration was attributable to the 266,880 shares of Common Stock and $267,500 of such consideration was attributable to the 21,660 shares of Preferred Stock and the accrued dividends thereon. The Company allocated the $132,500 it paid for Mr. Chen's 266,880 shares of Common Stock to the net purchase price paid for the Acquired Net Assets in the Acquisition.

Item 2. Description of Properties

     The Company, through its wholly-owned subsidiary Cable & Company Enterprises, Ltd., leases approximately 4,500 square feet at 724 Fifth Avenue, New York, New York at a monthly base rental of $9,750, which increases to $10,500 per month commencing in May 2000. The lease expires on July 31, 2005 and the space is utilized as the Company's executive office and showroom. In addition, the Company, through Cable & Company Enterprises, Ltd., leases approximately 2,800 square feet of office space in Edison, New Jersey at a monthly base rental of $4,086, which amount increases each year of the lease to a maximum of $4,981 in September 1999. The lease expires on September 30, 2000. The Company leases a factory in Montegrenaro, Italy. The lease expires in March 2003 and the annual rental is approximately $16,900. The Company believes that such facilities are satisfactory and satisfy the Company's current requirements and that additional facilities are readily available at commercial rentals, if required.

Item 3. Legal Proceedings

     The Company effected an underwritten initial public offering of its securities on June 5, 1996 (the "IPO"). On July 15, 1997, as part of an inquiry into the activities of a principal underwriter of the IPO, the Commission issued an Order of Private Investigation relating to such underwriter and three companies, including the Company, in which the underwriter had acted as principal underwriter. Prior to the Commission issuing its Order of Private Investigation, and since November 19, 1996, the Company and its officers and directors have fully cooperated with the Commission in connection with its present inquiry.

     In addition, the Company received a grand jury subpoena which the Company believes is in connection with an investigation of the underwriter pending in the United States District Court for the Southern District of New York. The Company has been advised by the Assistant United States Attorney conducting the Grand Jury investigation that the Company is not the subject or target of such investigation.

Item 4. Submission of Matters to a Vote of Securityholders

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

                                 [to be updated]

Market Information

     The Common Stock was quoted on the NASDAQ SmallCap Market through February 10, 1998 under the symbol "CCWW" when it was delisted from trading. The Common Stock commenced trading on the NASD's Electronic Board thereafter. The following table sets forth the range of high and low bid quotations as reported by The NASDAQ SmallCap Market for the Common Stock, for the quarters indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                Common Stock
                                       High                         Low
1996
Second Quarter                        10 1/2                        8 1/2
Third Quarter                         11 1/4                        2 1/4
Fourth Quarter                         2 15/16                        3/4
1997
First Quarter                          1 11/32                        5/16
Second Quarter                           13/16                        7/32
Third Quarter                            15/32                        9/32
Fourth Quarter                           15/32                        3/32

Holders

     As of December 31, 1997, the Company had approximately 89 record holders of its Common Stock and 1,333 beneficial holders of its Common Stock as of September 26, 1997.

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

Sales of Unregistered Securities

     In a private placement under Section 4(2) and regulation D, in December 1997, Mathers Associates loaned the Company $400,000. The loan is payable in December 1998 together with interest thereon at the rate of 10% per annum. The loan is accelerated and payable in full in the event that the Company consummates a financing which results in gross proceeds of at least $2,000,000. As part of the transaction, 790,807 shares of Common Stock are issuable to Susquehanna Holdings Corp. ("Susquehanna"). The Company also issued to
Susquehanna a warrant which entitles Susquehanna to purchase the number of shares of Common Stock equal to 1.75% of the Company's outstanding securities less 790,807 shares of Common Stock at a purchase price of $.01 per share. The warrant expires on the earlier of December 15, 1999 or on the date that the Company consummates debt or equity financings, singly or in the aggregate of at least $12,500,000.

Item 6.          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

General

     The Company designs, manufactures, imports and markets on a wholesale basis a broad range of footwear bearing the Cable & Co. trademark, Bacco Bucci trademark and XBacco trademark. The Company markets its products to approximately 1,800 department and specialty store locations in the United States. Prior to August 1997, the Company had licensed the right to use the Bacco Bucci name from D&D Design, an entity controlled by Alberto Salvucci, a principal stockholder of the Company, the Chairman of the Board, and a director. In August 1997, the Company acquired the rights to the Bacco Bucci trademark from D&D Design. In addition, in August 1997, the Company acquired the rights to the Cable & Co. trademark from Cable & Co. S.R.L., an entity also controlled by Mr. Salvucci, in many major countries throughout the world.

     The Company plans to increase revenues by increasing sales to existing accounts, establishing new accounts and developing high quality shoes with styling and design detail to sell at competitive prices and expanding the Company's marketing programs, introducing a new product line under the XBacco trademark and to globalize the Cable & Co. and Bacco Bucci brands. The Company also intends to explore opportunities to license rights to related products such as bags, belts, ties, wallets, accessories and other small leather goods. However, there can be no assurance that the Company will be able to achieve such objectives.

     On June 23, 1997, the Company entered into an agreement with Roffe Accessories Inc., as licensee, to manufacture a line of Cable & Co. neckwear, effective July 1, 1997. The company anticipates that the neckwear line will be in stores for Spring 1998 season.

Net Sales

     The Company's net sales for the year ended December 31, 1997 were $13,878,016 as compared to net sales of $13,522,166 for the year ended December 31, 1996, an increase of 2.6%. The Company believes that the increase in net sales is primarily attributable to the increase in net sales of men's footwear bearing the Bacco Bucci trademark. Net Sales of the mens footwear bearing the Bacco Bucci trademark for the year ended December 31, 1997 was $4,876,726 as compared to net sales of $3,580,722 for the year ended December 31, 1996, an increase of 36.2%. The increase is primarily attributable to the increase in net sales to existing customers as well as an increase in the number of customers. The increase in net sales is also attributable to net sales of $14,335 of mens footwear bearing the Alberto Salvucci trademark. This footwear is a new line which was introduced during the fourth quarter of 1997. Net sales of the men's footwear bearing the Cable & Co. trademark for the year ended December 31, 1997 was $8,986,955 as compared to net sales of $9,475,909 for the year ended December 31, 1996, a decrease of 5.2%. The Company believes that the decrease is primarily attributable to a decrease in net sales of $598,000 as a result of a major pre-season promotion, during the year ended December 31, 1996, which did not occur in 1997. The balance of the decrease was primarily attributable to a 52.2% increase in returns, from $1,227,177 for the year ended December 31, 1996 to $2,322,933 for the year ended December 31, 1997. The increase in returns is due to lower than anticipated sell-through at retail of certain styles during previous seasons. During the year ended December 31, 1996, the Company suspended the production and marketing of the women's footwear bearing both the Cable & Co. trademark and the Bacco Bucci trademark. As a result of the suspension of the womens' footwear bearing the Cable & Co. trademark and the Bacco Bucci trademark, there were no sales of womens' footwear bearing the Cable & Co. trademark and Bacco Bucci trademark for the year ended December 31, 1997 as compared to net sales of $465,535 for the year ended December 31, 1996. The Company does not plan to reintroduce the women's footwear bearing either the Cable & Co. trademark or the Bacco Bucci trademark prior to fiscal 1999 in order to continue focusing the Company's resources on the development of the Bacco Bucci product line.

Cost of Goods Sold

     The Company's cost of goods sold for the year ended December 31, 1997 was $9,348,135 as compared to $10,211,283 for the year ended December 31, 1996, a decrease of 8.5%. The Company believes that such decrease is primarily attributable to the decrease in the cost of the merchandise purchased for the year ended December 31, 1997. The Company believes that the primary reasons for the decrease in the cost of the merchandise purchased was a 11.1% decrease in the average price of the goods at the factory level, which is attributable to the Company redesigning the shoes as well as a portion of the shoes being manufactured at the Company's facility in Italy. The Company's gross profit as a percentage of net sales was 32.6% for the year ended December 31, 1997 as compared to 24.5% for the year ended December 31, 1996. The Company believes that such an increase is primarily attributable to a more favorable exchange rate between the dollar versus the lira, lower freight rates, a greater percentage of shipments made by boat versus air, lower manufacturing costs attributable to the opening of the Company's factory in April 1997, the redesign of the shoes and a decrease in the quantity and size of markdown sales taken on men's footwear bearing the Cable & Co. trademark. The favorable exchange rate between the dollar versus the lira created a foreign currency transaction gain of approximately $131,000 for the year ended December 31, 1997, as compared to a foreign currency transaction loss of approximately $217,000 for the year ended December 31, 1996. Markdown sales for the mens footwear bearing the Cable & Co. trademark for the year ended December 31, 1997, was 12.6% of net sales as compared to 14.7% of net sales for the year ended December 31, 1996, yielding a gross profit margin of 8.1% and (5.9)% respectively.

Noncash Compensatory Charges

     For the year ended December 31, 1997 the Company incurred noncash compensatory charges of $1,660,637. Of such amount (i) $498,047 is attributable to shares of common stock issued pursuant to consulting agreements entered into in May 1997, and (ii) $1,162,500 is attributable to shares of common stock issued in January 1996 pursuant to an international consulting agreement. The consulting agreements entered into in May 1997 were being amortized over a 12 month period. In December 1997, the Company determined that it was no longer receiving consulting services and expensed. the remaining balance of $207,520. The initial amount of the international consulting agreement was $1,685,000 and was being amortized over a 36 month period. In September 1997 the Company determined that it was no longer receiving consulting services and expensed the remaining balance of $741,340.

     For the year ended December 31, 1996 the Company incurred noncash compensatory charges of $2,811,481. Of such amount (i) $522,410 is attributable to shares of common stock issued pursuant to an international consulting agreement, (ii) $1,345,075 is attributable to an aggregate of 320,256 shares of common stock held by David Albahari, the Company's former President and Chief Executive Officer, Alan Kandall, the Company's President and Chief Executive Officer, and Alberto Salvucci, the Chairman of the Board, which shares were released from escrow pursuant to the Stockholders Agreement, and (iii) $943,996 is attributable to an aggregate of 224,761 shares of Common Stock issued to Mr. Albahari, Mr. Kandall and Mr. Salvucci.

Operating Expenses

     The Company's selling and general and administrative expenses for the year ended December 31, 1997 were $7,054,692, 50.8% as a percentage of net sales, as compared to selling and general and administrative expenses for the year ended December 31, 1996 of $6,617,228, 48.9% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to the increase in payroll, travel and entertainment expenses, show expenses, professional fees and amortization expense. Payroll and travel and entertainment expenses for the year ended December 31, 1997 were $2,082,068, 15.0% of net sales as compared to payroll and travel and entertainment expenses for the year ended December 31, 1996 $1,557,736, 11.5% of net sales. The increase in payroll and travel and entertainment expenses is primarily attributable to the expansion of the sales staff, by approximately ten people, in order to increase revenues in existing accounts, expand the customer base and continue to develop the Bacco Bucci product line. Show expenses for the year ended December 31, 1997 were $325,611, 2.3% of net sales as compared to show expenses for the year ended December 31, 1996 $243,692, 1.8% of net sales. The show expenses increased due to the Company participating in more shows in 1997, adding a display booth for the mens footwear bearing the Bacco Bucci trademark and increased attendance of an expanded sales staff at the shows. Professional fees for the year ended December 31, 1997 were $585,734, 4.2% of net sales as compared to professional fees for the year ended December 31, 1997 529,541, 3.9% of net sales. The increase in professional fees is primarily attributable to the increase in fees incurred in connection with being a public Company for the entire year of 1997, as compared to 1996 when the company was only public for part of the year. Amortization expense increased due to the Company purchasing the Bacco Bucci and Cable & Co. trademarks in August 1997 for a purchase price of approximately $5,400,000. The trademarks are being amortized over a period of 20 years. For the year ended December 31, 1997, $115,000 of amortization expense was incurred. In addition, royalty fees decreased as a result of the purchase of the Bacco Bucci trademark in August 1997. In 1997, the Company was no longer required to pay royalty fees on sales of Bacco Bucci footwear in the western hemisphere. Shipping expenses and advertising expenses decreased as compared to the year ended December 31, 1996. Shipping costs for the year ended December 31, 1997 were lower as a result of the Company entering into a new warehousing lease during 1997, with lower warehousing rates. Advertising expenses for the year ended December 31, 1997 were $1,167,858, 8.4% of net sales as compared to advertising expenses for the year ended December 31,1996 of $1,351,976, 10.0% of net sales. The decrease in advertising expenses is primarily attributable to the decrease in media advertisements as a result of the Company changing the advertising campaigns during the second half of 1997.

Interest Expense and Bridge Note Discount

     The Company's interest expense for the year ended December 31, 1997 was $724,464 as compared to interest expense for the year ended December 31, 1996 of $577,579, an increase of 25.4%. The Company believes that the increase is primarily attributable interest of approximately $89,000 in connection with the purchase of the Bacco Bucci trademark and the Cable and Co. trademark. In addition, the Company believes the increase in interest expense is due to the increased borrowing in relation to higher levels of inventory.

     For the year ended December 31, 1996, the Company incurred a charge of $738,000 in relation to the discount on the Bridge Notes payable. A total discount of $738,000 was recorded in February 1996 and was being amortized over a 12 month period. The Company repaid the Bridge Notes in June 1996. Upon repayment of the Bridge Notes, the Company fully amortized the remaining discount of $453,050

Termination Agreements

     In October 1997, the Company entered into an agreement as of July 21, 1997, to terminate an employment agreement between the Company and David Albahari the former President, Chief Executive Officer and a director of the Company. As part of the termination agreement, Mr Albahari is to receive $250,000 commencing July 1, 1997 through September 30, 1998, as well as reimbursement for certain legal and other expenses. Included in the $250,000 payments are payments in connection with a non-competion agreement, effective from July 1, 1997 through June 30, 1998, in the amount of $50,000. Additionally, the Company issued Mr. Albahari options to purchase 901,756 shares of Common Stock at a purchase price of $0.01 per share. The 901,756 options were recorded at a value of $309,979. In October 1997, Mr. Albahari converted these options into shares of common stock.

     In December 1997, the Company entered into an agreement, between the Company and a former sales representative. As part of the termination agreement, the former sales representative is to receive $70,000 commencing July 1, 1997 through June 30, 1998.

     The total non-recurring expense of $682,152 recognized in connection with the termination agreements for the year ended December 31, 1997 includes (i) $200,000, which represents the total cash payments of $250,000 to David Albahari less $50,000 allocable to the non-competition agreement, (ii) $309,979, which represents the value of the 901,756 options, issued to David Albahari, to purchase shares of common stock (iii) $102,173 in legal and other expenses and
(iv) $70,000, which represents total cash payments to the former sales representative.

Liquidity and Capital Resources

     The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller Financial, Inc. ("Heller"), a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Company securities, an off shore financing, and a July 1997 private placement. As of December 31, 1997, the Company had working capital deficiency of $3,411,034 and a debt to equity ratio of 5.3 to 1.0.

     The Company's obligations to Heller include a collateral installment note in the original principal amount of $1,000,000 of which $166,667 was outstanding as of December 31, 1997. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). At December 31, 1997 Heller has advanced the Company $818,239 in excess of the inventory line. The Inventory Loan bears interest at 1.5% above Chase's prime rate. The Company also finances its accounts receivable under a factoring agreement with Heller. Pre- approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At December 31, 1997, $931,423 of the $2,421,191 (38.5%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.0% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate (8.5% at December 31, 1997) plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000. At December 31, 1997 Heller has advanced the Company $975,986 in excess of its credit line. In addition, at December 31, 1997, the factor had advanced the Company $3,675,450 in excess of its borrowing base.

     The Company has a letter of credit line with Heller up to a maximum of $750,000. At December 31, 1997, the Company has outstanding letters of credit in the amount of $537,000, $400,000 of which is serving as collateral for foreign currency contracts and $137,000 is serving as collateral for lease security deposits.

     At December 31, 1997, the Company was not in compliance with certain covenants and the Company has received a notice of default from Heller. In the event that Heller demands payment of the outstanding obligations or does not advance additional funds to the Company, substantial doubt would exist with regard to the Company's ability to continue as a going concern.

     On April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The total investment during the year ended December 31, 1997 was $252,747.

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

     The purchase price for the Bacco Bucci trademark consists of $3,150,000, of which $400,000 was paid during the year ended December 31, 1997, and the balance shall be payable in installments. Payments of $350,000 and $400,000 are due in September 1998 and January 1999, respectively. The remaining balance is payable in four equal installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central, and South America, commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007. The Company also issued to D&D Design an aggregate of 11, 973, 411 shares of Common Stock.

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

     The Company believes that it has an immediate need for additional financing of approximately $1,500,000. The Company also believes that additional financing of approximately $6,500,000 will be required over the next two to four months to finance the Companys plans for continued operations for at least the next twelve months.

     In order to obtain the financing necessary to provide the Company with working capital and its expansion plans, the Company intends to raise approximately $14,000,000 in additional financing of which $4,000,000 is currently being offered in a private placement and the balance of which is intended to be sought thereafter.

     There can be no assurance that such financing will be consummated. If such financing is not consumated substantial doubt would exist with regard to the Company's ability to continue as a going concern.

Item 7. Financial Statements.

        See Index immediately following the signature page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

     The following table sets forth certain information concerning the directors and executive officers of the Company.

Name                   Age      Position
----                   ---      --------

Alberto Salvucci        43      Chairman of the Board and Director
Alan Kandall            54      Chief Executive Officer, President, and Director
Joel Brooks             39      Chief Financial Officer and Treasurer
Steven Katz             49      Director
Martin C. Licht         56      Secretary and Director
Michael Bartos          45      Executive Vice President

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

     Alan Kandall has served as President and Chief Executive Officer since July 1997. In January 1997 Mr. Kandall was named Chief Operating Officer of the Company. From February 1995 through July 1997, he served as the Executive Vice President, Chief Financial Officer, and Treasurer of the Company. He has been a member of the Board of Directors since the Company's inception. From April 1993 through February 1995, Mr. Kandall was the Chief Financial Officer of Hongson, Inc., which the Company believes has been liquidated and is no longer doing business. From June 1992 to March 1993, Mr. Kandall was the Chief Financial Officer of Publix Corp, an apparel company. From January 1992 through May 1992, Mr. Kandall was the Chief Financial Officer of Orle, Inc., a women's apparel company. From 1988 through 1991, Mr. Kandall was the Chief Financial Officer of Barbizon Corporation, a women's apparel company.

     Joel Brooks has served as Chief Financial Officer and Treasurer since July 1997. From February 1995 until July 1997, Mr. Brooks was the comptroller for the Company. From April 1994 to February 1995, Mr. Brooks was the comptroller for Hongson, Inc. From April 1992 to March 1994, Mr. Brooks was the comptroller for USA Detergents, Inc. From 1989 to March 1992, Mr. Brooks was an accountant with Goldstein Golub Kessler & Company, P.C., independent certified public accountants.

     Steven Katz has been the president of Steven Katz & Associates, Inc., a management consulting firm, located in Milltown, New Jersey, which specializes in strategic planning and corporate development since December 1984. Mr. Katz has been a member of the Board of Directors since July 1997.

     Martin C. Licht has served as Secretary and a member of the Company's Board of Directors since its inception. He has been a practicing attorney since 1967 and is a partner of the law firm of McLaughlin & Stern, LLP. Mr. Licht is also a director of Natural Health Trends Corp., which is traded on the Nasdaq SmallCap Market.

     Michael Bartos has been an Executive Vice President of the Company since December 1997. From January 1996 to November 1997, Mr. Bartos was the director of Branded Operations for Dynasty Footwear. From November 1994 to November 1995, Mr. Bartos was President of Outfitter, LLC. From January 1993 to October 1994, Mr. Bartos was President of Hongson, Inc. From December 1983 to January 1993, Mr. Bartos was Executive Vice President of Hongson, Inc.


Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended December 31, 1997, and (ii) Forms 5 and amendments thereto and/or written representations furnished to the Company by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended December 31, 1997, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except that no filings were made by

Suquehanna Holdings Corp.

Item 10. Executive Compensation

Directors' Compensation

     Except for directors' fees of $15,681 paid to Steven Katz in fiscal 1997, directors of the Company did not receive any fixed compensation for their services as directors. However, the Board of Directors may authorize the payment of a fixed sum to non-employee directors for their attendance at regular and special meetings of the Board as is customary for similar companies. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. For the fiscal year ended December 31, 1997, except for the payments to Steven Katz, the Company did not pay its directors any cash or other form of compensation for acting in such capacity. For the fiscal year ended December 31, 1997, directors who were also executive officers of the Company received cash compensation for acting in the capacity of executive officers. See "Management - Executive Compensation" and "- Stock Options."

Executive Compensation

                           Summary Compensation Table

     The following table provides a summary of cash and non-cash compensation for the years ended December 31, 1995, 1996 and 1997 with respect to the following officers of the Company:


                                                              Annual Compensation                 Long-Term Compensation
                                                              -------------------                 ----------------------

                                                                                                            Awards
                                                                                                            ------
                                                                                                                 Securities
                                                                                                  Restricted     Underlying
                                                                              Other Annual           Stock         Options
     Name and Principal Positions        Year   Salary($)     Bonus($)     Compensation($)(1)     Award(s)($)      SARs(#)
     ----------------------------        ----                 --------     ------------------     -----------      -------
David Albahari (3) ....................  1997      $203,308      --            $180,600(5)            --         $309,979(6)
                                         1996      $200,000 $763,026(2)            --                 --             --
                                         1995      $200,000      --                --                 --             --


Alan Kandall (4) ......................  1997      $183,982      --                --                 --             --
                                         1996      $150,000 $763,022(2)            --                 --             --
                                         1995       150,000      --                --                 --             --

                                      Long-Term Compensation
                                      ----------------------
                                          LTIP          All Other
     Name and Principal Positions      Payouts($)      Compensation
     ----------------------------      ----------      ------------
David Albahari (3) ....................    --               --
                                           --               --
                                           --               --


Alan Kandall (4) ......................    --               --
                                           --               --
                                           --               --


----------

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

(3) Mr. Albahari was the President and Chief Executive Officer of the Company from January 1, 1995 through July 21, 1997.

(4) Mr. Kandall was the Executive Vice President, Chief Financial Officer and Treasurer from January 1, 1996 through July 21, 1997 and Chief Executive officer and President from July 21, 1997 to the present.

(5) Consists of $150,000 payable to Mr. Albahari in 1998, which has been accrued by the Company and $30,600 of expenses paid by the Company in 1997.

(6) Consists of options to purchase 901,756 shares of Common Stock at an exercise price of $.01 per share.

Employment Agreements

     The Company has entered into an employment agreement with Alan Kandall expiring in June 2002, under which he will receive an annual salary of $200,000, except for 1998 for which Mr. Kandall has agreed to reduce his salary by 12,500 per quarter. The agreement provides that the executive will be eligible to receive short-term incentive bonus compensation, the amount of which, if any, will be determined by the Board of Directors based on the employee's performance, contributions to the Company's success and the Company's profitability. The employment agreement also provides for termination based on death, disability, voluntary resignation or material failure in performance. The employment agreement does not provide for severance payments upon termination unless the executive is terminated without cause, in which case the executive will receive severance payments until the later of two and a half years from the date of termination or June 30, 2002. The agreement contains non-competition provisions that preclude Mr. Kandall from competing with the Company for a period of two years from the date of termination of employment.

     In October 1997, the Company entered into an agreement as of July 21, 1997, to pay David Albahari, the former President, Chief Executive Officer and a director of the Company, $200,000 per year commencing July 1997 through September 30, 1998, and to reimburse Mr. Albahari for certain expenses. The employment agreement between the Company and Mr. Albahari was terminated pursuant to such agreement. The Company also issued Mr. Albahari options to purchase 901,756 shares of Common Stock at a purchase price of $0.01 per share. In October 1997 Mr. Albahari exercised the options.

Stock Options

     Except for 901,756 granted to Mr. Albahari, no options were granted to, held or exercised by, any of the Company's officers during the fiscal year ended December 31, 1997. The Company has adopted the 1996 Stock Option Plan (the "Plan") under which up to 280,000 options to purchase shares of Common Stock may be granted to key employees, consultants and members of the Board of Directors of the Company. The exercise price of the options will be determined by the Stock Option Committee selected by the Board of Directors, but the exercise price will not be less than 85% of the fair market value of the Common Stock on the date of grant. No options have been granted to date. Options granted under the Plan may be either (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), or (ii) non-qualified stock options. Incentive stock options may be granted under the Plan to employees, including officers and directors who are employees. Non-qualified options may be granted to employees, officers, directors and consultants of the Company.

     The Plan is administered by the Board of Directors. Under the Plan, the Board of Directors has the authority to determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be incentive stock options, the manner of exercise, and the time, manner and form of payment upon exercise of an option.

     Incentive stock options granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or less than 110% of fair market value in the case of employees holding 10% or more of the voting stock of the Company). Non-qualified stock options may be granted at an exercise price established by the Stock Option Committee selected by the Board of Directors, but may not be less than 85% of fair market value of the shares on the date of grant. Incentive stock options granted under the Plan must expire not more than ten years from the date of grant, and not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of the Company. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified stock option.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as to the Common Stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Common Stock.

                                                                 Approximate
Name and Address of                         Number of            Percentage of
Beneficial Owner                            Shares(1)            Common Stock
----------------                            ---------            ------------
Alan Kandall                                  404,063                  *
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Alberto Salvucci                           12,377,474(2)            28.2%
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Steven Katz                                         0                  *
Briar Ridge Plaza
440 S. Main Street
Milltown, New Jersey 08850

Joel Brooks                                    29,375                  *
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Martin C. Licht(3)                                  0                  *
c/o McLaughlin & Stern, LLP
260 Madison Avenue
New York, New York  10016

Michael Bartos                                      0                  *
c/o Cable & Co. Worldwide, Inc.
724 Fifth Avenue
New York, New York  10019

Susquehanna Holding Corp.(4)                2,540,807                5.8%
230 Mathers Road
Ambler, Pennsylvania  19002

All present officers                       12,810,912               29.2%
and directors as a group
  (6 persons)


(1) Securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission. Accordingly, they may include securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed.

(2) Includes 11,973,411 shares of Common Stock owned by D&D Design, which is controlled by Mr. Salvucci.

(3) Does not include shares of Common Stock owned by Mr. Licht's three adult children. Mr. Licht's three adult children each have sole voting and dispositive power with respect to their securities.

(4) Does not include an indeterminate number of shares of Common Stock issuable upon the exercise of a warrant granted in December 1997. See "Certain Transactions."

* Represents less than 1% of the applicable number of shares of Common Stock outstanding.

Item 12. Certain Relationships and Related Transactions

     In August 1997, the Company purchased the rights to the Cable & Co. and Bacco Bucci trademarks from Cable & Co. S.R.L. and D&D Design, respectively. Alberto Salvucci, the Chairman of the Board of Directors and a principal stockholder of the Company, controls D&D Design and Cable & Co. S.R.L. Prior to the acquisition, the Company held a license for the rights to the Bacco Bucci trademark in North, Central and South America. The purchase price for the Bacco Bucci trademark consists of $3,150,000 of which $400,000 has been paid, and the balance of which is payable in installments. Payments of $350,000 and $400,000 are due in September 1998 and January 1999, respectively. The remaining balance is payable in four installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central and South America, commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007. The Company also issued to D&D Design an aggregate of 11,973,411 shares of Common Stock in connection with the acquisition.

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

     The purchase price, including costs and expenses, for the Bacco Bucci and Cable & Co. trademarks is approximately $5,413,000, resulting in an annual charge to earnings of approximately $270,000. For financial statement purposes, the Company has valued the shares of Common Stock at $2,694,017, which represents a discount to the market price, to reflect the restrictions on transfer under the Securities Act. In addition, the Company has discounted the future payments of the purchase price for the Bacco Bucci trademark. The purchase price is being amortized over a period of 20 years.

     For the year ended December 31, 1996, the Company paid an aggregate of $226,931 to D&D Design and Cable & Co. S.R.L. with respect to sales and purchases of Bacco Bucci footwear which is comprised of $115,220 of commissions and $111,711 of royalties. In addition, for such period the Company paid to D&D Design $86,000 for fashion and design advisory fees for Bacco Bucci and Cable & Co. footwear. For the year ended December 31, 1997, the Company paid and accrued an aggregate of $246,498 to D&D Design and Cable & Co. S.R.L. with respect to purchases of Bacco Bucci footwear which is solely commissions. In addition, for the year ended December 31, 1997, the Company paid to D&D Design $58,000 of fashion and design advisory fees for Bacco Bucci and Cable & Co. footwear. No royalties for sales of Bacco Bucci footwear were paid during the year ended December 31, 1997. For the year ended December 31, 1996, the Company paid an aggregate of $434,887 to Cable & Co. S.R.L. and D&D Design with respect to purchases of Cable & Co. footwear which is solely for commissions. For the year ended December 31, 1997, the Company paid and accrued an aggregate of $474,712 to Cable & Co. S.R.L. and D&D Design with respect to purchases of Cable & Co. footwear which is solely for commissions. For the year ended December 31, 1997, the Company paid and accrued an aggregate of $5,475. It is anticipated that the Company will continue to pay commissions on the purchase of Cable & Co. and Bacco Bucci footwear to entities controlled by Mr. Salvucci at a rate of 6.5% of the cost of goods shipped to the Company.

     In October 1997, the Company entered into an agreement as of July 21, 1997 to pay David Albahari, the former President, Chief Executive Officer and a director, $200,000 per year commencing July 1997 through September 30, 1998, and to reimburse Mr. Albahari for certain expenses. The Company also issued Mr. Albahari options to purchase 901,756 shares of Common Stock at a purchase price of $0.01 per share, which were exercised in October 1997. In connection with the issuance of the options, the Company recorded an expense of $309,978.

     In February 1995, Mr. Albahari, Mr. Kandall and Mr. Salvucci each purchased 329,143 shares of Common Stock from the Company for $50,000 each. As a condition of the Asset Purchase Agreement, David Albahari, Alan Kandall, Alberto Salvucci, Harry Chen and the Company entered into the Stockholders Agreement with respect to their shares of Common Stock. Pursuant to the Stockholders Agreement, Mr. Salvucci, Mr. Kandall and Mr. Albahari agreed not to sell their shares of Common Stock for nine months if the Company either merged with an entity having a publicly traded class of securities or registered its shares under the Securities Act without the consent of the

Company's investment advisor or underwriter, respectively. The Management Group also placed an aggregate of 320,256 shares of Common Stock in escrow which were not to be released to the Management Group unless the Company satisfied certain performance criteria. The Stockholders Agreement was to expire on the earlier of a merger of the Company, the date upon which the Company consummated the sale of its securities pursuant to a registration statement filed under the Securities Act or on the fifteenth anniversary of the Stockholders Agreement. In January 1996, the Company terminated the Stockholders Agreement and released all of the Escrow Shares to the Management Group, although the terms for the release of the Escrow Shares had not yet been satisfied.

     In February 1996, the Company issued an aggregate of 224,761 shares of Common Stock to Messrs. Kandall, Albahari and Salvucci, of which 74,921 shares of Common Stock were issued to Mr. Albahari and 74,920 shares of Common Stock were each issued to Mr. Kandall and Mr. Salvucci as additional compensation..

        Mr. Kandall, the President and Chief Executive Officer of the Company, has guaranteed certain of the Company's obligations aggregating approximately $69,310 as of December 31, 1997 for leasing computer hardware and telephone equipment. The Company has paid Mr. Licht and law firms of which Mr. Licht was a member legal fees of $428,408 in 1996 and $347,105 in 1997, and accrued $226,228 for 1997. On May 1, 1997, the Company entered into a consulting agreement with Susquehanna Holding Corp. ("Susquehanna"). Pursuant to the consulting agreement (the "Susquehanna Consulting Agreement"), the Company issued 500,000 shares of Common Stock to Susquehanna. In July 1997 as part of a private placement, Susquehanna purchased 1,250,000 shares of Common Stock at $.10 per share. In November 1997, the Company amended the Susquehanna Consulting Agreement and agreed to pay to Susquehanna the sum of $7,500 per month for a period of three years and issued a warrant to Norbert Zeelander to purchase 1,000,000 shares of Common Stock at a purchase price of $.15 per share, which is exercisable until November, 2002. In December 1997, Mathers Associates loaned the Company $400,000. The loan is payable in December 1998 together with interest thereon at the rate of 10% per annum. The loan is accelerated and payable in full in the event that the Company consummates a financing which results in gross proceeds of at least $2,000,000. In connection with the loan, 790,807 shares of Common Stock are issuable to Susquehanna. The Company also issued to Susquehanna a warrant which entitles Susquehanna to purchase the number of shares of Common Stock equal to 1.75% of the Company's outstanding securities less 790,807 shares of Common Stock at a purchase price of $.01 per share. The warrant expires on the earlier of December 15, 1999 or on the date that the Company consummates debt or equity financings, singly or in the aggregate of at least $12,500,000.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Index to Financial Statements

Number         Description of Exhibit



     1.   Financial Statements

          See Index immediately following the signature page.

     2.   Exhibits Included Herein

          See Exhibit Index on page 25 hereof for the exhibits filed as part of this Form 10-KSB.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

(c)  Exhibit Index

Number          Description of Exhibit
------          ----------------------

2.1 -- Assignment of Trademark dated July 29, 1997 between D & D Design Details Limted and the Company.**


2.2  --   Assignment of Trademark dated July 29, 1997 between Cable &Co. SRL and the Company**

2.3  --   Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc., as seller and Cable & Co. Worldwide, Inc., as buyer.*

3.1  --   Certificate of Incorporation of the Company, as amended.*

3.2  --   By-Laws of the Company.*

4.1  --   Form of Warrant  Agreement  between  the Company  and  American  Stock
          Transfer & Trust, as warrant agent.*

4.2  --   Specimen Certificate of the Company's Common Stock.*

4.3  --   1996 Stock Option Plan.*

4.4  --   Specimen Certificate of the Company's Warrant.*

10.1 -- Employment Agreement dated as of July 1, 1997 between the Company and Alan Kandall.*

10.2 --   Agreements between the Company and Heller Financial, Inc.*

10.3 -- Agreement dated as of the 26th day of January 1996 between U.K. Hyde Park Consultants, Ltd. and the Company.*

10.4 -- Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company Enterprises, Ltd., as tenant.*

Number          Description of Exhibit
------          ----------------------


10.5 -- Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Co. Enterprises Ltd., as tenant.*

10.6 -- Agreement dated as of July 21, 1997 between the Company and David Albahari **

10.7 -- License Agreement dated July 1, 1997 Between the Company & Roffe Aecessories, Tnc.**

10.8 -- Assignment of Trademark dated July 29, 1997 between D & D Design and Details Limited and the Company**.

10.9 -- Assignment of Trademark dated July 29, 1997 brtween Cable & Co. SRL and the Company**.

10.10 -- Agreement dated May 15, 1996 among D&D Design and Details Limited, Pio Alberto Salvucci and Cable & Co. Worldwide, Inc.

21.1 --   List of Subsidiaries.*

27.1 -- Financial Data Schedule.

99.1 -- Cable& Co. Trademark Registration from the United States Patent and Trademark Office.*

-------------

* Previously filed with Registration Statement No. 333-3000.

** Previously filed with Registration Statement No. 333-3079.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1998                       CABLE & CO. WORLDWIDE, INC.

                                            By: /s/ Alan Kandall
                                               ---------------------------------
                                                Alan Kandall, President and
                                                Chief Executive Officer

                                            By: /s/ Joel Brooks
                                               ---------------------------------
                                                Joel Brooks, Treasurer and
                                                Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          Name                                          Title                       Date
          ----                                          -----                       ----
/s/ Alberto Salvucci                   Chairman of the Board and Director        April 14, 1998
------------------------------
Alberto Salvucci

/s/ Alan Kandall                       President, Chief Operating Officer        April 14, 1998
------------------------------
Alan Kandall                           and Director

/s/ Martin C. Licht                    Secretary and Director                    April 14, 1998
------------------------------
Martin C. Licht

/s/ Steven Katz                        Director                                  April 14, 1998
------------------------------
Steven Katz

CABLE & CO. WORLDWIDE, INC.
 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES


                                                   INDEX TO FINANCIAL STATEMENTS

================================================================================

Independent Auditor's Report                                             F-2


Consolidated Financial Statements:

   Balance Sheet                                                         F-3
   Statement of Operations                                               F-4
   Statement of Stockholders' Equity                                  F-5 - F-6
   Statement of Cash Flows                                               F-7
   Notes to Consolidated Financial Statements                         F-8 - F-20

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Cable & Co. Worldwide, Inc.

We have  audited  the  accompanying  consolidated  balance  sheet of Cable & Co.
Worldwide, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cable & Co. Worldwide, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring losses from operations, has current liabilities in excess of current assets and is not in compliance with the covenants of its factoring agreement which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 26, 1998

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

December 31, 1997
-----------------------------------------------------------------------------------------------------------
ASSETS (Note 6)

Current Assets:
  Cash                                                                                         $    132,264
  Accounts receivable, less allowances for doubtful accounts and sales discounts of $280,000        887,158
  Inventory (Notes 1 and 2)                                                                       5,442,465
  Prepaid expenses and other current assets (Notes 3 and 19)                                      1,266,519
  Deferred income tax asset, net of valuation allowance of $4,000,000 (Note 15)                        --
-----------------------------------------------------------------------------------------------------------
      Total current assets                                                                        7,728,406



Property and Equipment, net (Notes 1, 4 and 9)                                                    1,219,236

Trademarks and Trade Names, net of accumulated amortization of $290,521 (Note 1)                  6,294,043

Other Intangible Assets, net of accumulated amortization of $39,294 (Note 1)                         12,464

Other Assets                                                                                        516,222
-----------------------------------------------------------------------------------------------------------
      Total Assets                                                                             $ 15,770,371
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Due to factor (Note 6)                                                                       $  6,975,986
  Accounts payable                                                                                1,585,605
  Accrued expenses and other current liabilities (Notes 5 and 14)                                 1,225,746
  Notes payable (Note 7)                                                                            967,752
  Current portion of installment payable - trademark (Note 8)                                       334,030
  Current portion of capitalized lease obligations (Notes 4 and 9)                                   36,646
  Income taxes payable                                                                               13,675
-----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                  11,139,440

Installment Payable - trademark - net of current portion (Note 8)                                 1,878,155

Capitalized Lease Obligations - net of current portion (Notes 4 and 9)                               64,262

Deferred Rent (Note 10)                                                                              95,140

Other Liabilities                                                                                    13,502

Deferred Income Tax Liability (Note 15)                                                              94,000
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                                          13,284,499
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 10)

Minority Interest in Cable & Company 1955 SPA (Note 1)                                                2,404
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity: (Notes 1 and 12)
  Preferred stock - $.01 par value; authorized 1,416,347 shares; no shares issued                      --
  Common stock - $.01 par value; authorized 50,000,000 shares; issued 43,048,164 shares             430,482
  Additional paid-in capital                                                                     15,353,760
  Treasury stock - 35,000 common shares, at cost                                                    (29,676)
  Accumulated deficit                                                                           (13,292,505)
  Cumulative foreign currency translation adjustment                                                 21,407
-----------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                                        2,483,468
-----------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                               $ 15,770,371
===========================================================================================================


                                  See Notes to Consolidated Financial Statements

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================

Year ended December 31,                                              1996            1997
--------------------------------------------------------------------------------------------
Net sales                                                       $ 13,522,166    $ 13,878,016
Cost of goods sold (Note 14)                                      10,211,283       9,348,135
--------------------------------------------------------------------------------------------

Gross profit                                                       3,310,883       4,529,881

Noncash compensatory charges (Notes 1 and 12)                     (2,811,481)     (1,660,637)

Selling expenses (Note 1)                                         (4,217,605)     (4,469,085)

General and administrative expenses (Note 1)                      (2,441,082)     (2,600,238)

Commission income                                                     41,459          15,000
--------------------------------------------------------------------------------------------

Loss from operations                                              (6,117,826)     (4,185,079)

Interest expense (Notes 6, 7 and 9)                                  577,579         724,464

Termination agreements (Note 17)                                        --           682,152

Bridge note discount (Note 12)                                       738,000            --
--------------------------------------------------------------------------------------------

Loss before provision for income taxes                            (7,433,405)     (5,591,695)

Provision for income taxes (Note 15)                                  24,900          59,000
--------------------------------------------------------------------------------------------

Net loss                                                          (7,458,305)     (5,650,695)

Dividends on preferred stock (Note 12)                                27,248            --
--------------------------------------------------------------------------------------------

Net loss applicable to common stock                             $ (7,485,553)   $ (5,650,695)
--------------------------------------------------------------------------------------------

Net loss per common share (Note 1)                              $      (2.79)   $       (.25)
============================================================================================

Weighted average number of common shares outstanding (Note 1)      2,682,820      22,247,148
============================================================================================


                                  See Notes to Consolidated Financial Statements

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

Years ended December 31, 1996 and 1997
------------------------------------------------------------------------------------------------------------------------


                                                       Preferred Stock           Common Stock             Additional
                                                   Number                     Number                       Paid-in
                                                   of Shares     Amount       of Shares       Amount       Capital
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                          --             --        1,007,445   $     10,074   $         34

Issuance of common stock and warrants
 to purchase common stock (Note 12)                 --             --          400,000          4,000      1,721,000

Deferred consulting costs (Note 12)                 --             --             --             --       (1,685,000)

Amortization of deferred consulting costs
 (Note 12)                                          --             --             --             --          522,410

Release of escrow shares (Note 12)                  --             --             --             --        1,345,075

Issuance of common stock (Note 12)                  --             --          224,761          2,248        941,748

Issuance of common stock and warrants in
 private placement (Note 12)                        --             --          180,000          1,800       (192,800)

Discount on bridge notes (Note 12)                  --             --             --             --          738,000

Issuance of common stock and warrants in
 initial public offering (Note 12)                  --             --        1,119,500         11,195      4,673,318

Issuance of common stock upon redemption
 of preferred stock - Series A                      --             --          462,531          4,625         (4,625)

Issuance of preferred stock - Series B             3,653   $         37           --             --        2,050,489

Purchase of treasury stock                          --             --             --             --             --

Cash dividend preferred stock - Series A            --             --             --             --             --

Net loss                                            --             --             --             --             --
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                       3,653             37      3,394,237         33,942     10,109,649

Years ended December 31, 1996 and 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Cumulative
                                                                                                 Foreign
                                                      Treasury Stock                             Currency               Stock-
                                                Number                      Accumulated          Translation            holders'
                                                of Shares       Amount         Deficit           Adjustment             Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                          --             --      $   (103,109)             --             $    (93,001)

Issuance of common stock and warrants
 to purchase common stock (Note 12)                 --             --              --                --                1,725,000

Deferred consulting costs (Note 12)                 --             --              --                --               (1,685,000)

Amortization of deferred consulting costs
 (Note 12)                                          --             --              --                --                  522,410

Release of escrow shares (Note 12)                  --             --              --                --                1,345,075

Issuance of common stock (Note 12)                  --             --              --                --                  943,996

Issuance of common stock and warrants in
 private placement (Note 12)                        --             --              --                --                 (191,000)

Discount on bridge notes (Note 12)                  --             --              --                --                  738,000

Issuance of common stock and warrants in
 initial public offering (Note 12)                  --             --              --                --                4,684,513

Issuance of common stock upon redemption
 of preferred stock - Series A                      --             --              --                --                     --

Issuance of preferred stock - Series B              --             --              --                --                2,050,526

Purchase of treasury stock                        20,000   $    (18,053)           --                --                  (18,053)

Cash dividend preferred stock - Series A            --             --           (80,396)             --                  (80,396)

Net loss                                            --             --        (7,458,305)             --               (7,458,305)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                      20,000        (18,053)     (7,641,810)             --                2,483,765
                                                                                                                     (continued)

                                  See Notes to Consolidated Financial Statements

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================

Years ended December 31, 1996 and 1997
---------------------------------------------------------------------------------------------------------------------------


                                                       Preferred Stock           Common Stock             Additional
                                                   Number                     Number                       Paid-in
                                                   of Shares     Amount       of Shares       Amount       Capital
---------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock                         --              --              --             --             --

Issuance of common stock upon
 conversion of preferred stock (Note 12)         (3,653)   $        (37)     11,213,760   $    112,138   $   (112,101)

Issuance of common stock (Note 12)                 --              --         1,875,000         18,750        479,297

Deferred consulting costs (Note 12)                --              --              --             --         (498,047)

Amortization of deferred consulting
 costs (Note 12)                                   --              --              --             --        1,660,637

Issuance of common stock in connection
 with private placement (Note 12)                  --              --        13,690,000        136,900      1,232,100

Private placement costs (Note 12)                  --              --              --             --         (393,019)

Issuance of common stock in connection
 with purchase of trademark (Note 12)              --              --        11,973,411        119,734      2,574,283

Issuance of options in connection with
 termination agreement (Notes 12 and 17)           --              --              --             --          309,979

Issuance of common stock upon exercise
 of options (Notes 12 and 17)                      --              --           901,756          9,018         (9,018)

Cumulative foreign currency translation
 adjustment (Note 1)                               --              --              --             --             --

Net loss                                           --              --              --             --             --
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        - 0 -  $        - 0 -    43,048,164   $    430,482   $ 15,353,760
===========================================================================================================================



Years ended December 31, 1996 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Cumulative
                                                                                                  Foreign
                                                       Treasury Stock                             Currency               Stock-
                                                 Number                      Accumulated          Translation            holders'
                                                 of Shares       Amount         Deficit           Adjustment             Equity
------------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock                          15,000   $    (11,623)           --              --     $    (11,623)

Issuance of common stock upon
 conversion of preferred stock (Note 12)              --             --              --              --             --

Issuance of common stock (Note 12)                    --             --              --              --          498,047

Deferred consulting costs (Note 12)                   --             --              --              --         (498,047)

Amortization of deferred consulting
 costs (Note 12)                                      --             --              --              --        1,660,637

Issuance of common stock in connection
 with private placement (Note 12)                     --             --              --              --        1,369,000

Private placement costs (Note 12)                     --             --              --              --         (393,019)

Issuance of common stock in connection
 with purchase of trademark (Note 12)                 --             --              --              --        2,694,017

Issuance of options in connection with
 termination agreement (Notes 12 and 17)              --             --              --              --          309,979

Issuance of common stock upon exercise
 of options (Notes 12 and 17)                         --             --              --              --             --

Cumulative foreign currency translation
 adjustment (Note 1)                                  --             --              --      $     21,407         21,407

Net loss                                              --             --      $ (5,650,695)           --       (5,650,695)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        35,000   $    (29,676)   $(13,292,505)   $     21,407   $  2,483,468
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

Year ended December 31,                                                                                  1996               1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                                           $(7,458,305)       $(5,650,695)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                        225,403            453,341
    Provision for doubtful accounts and sales discounts                                                  484,875               --
    Provision for deferred income taxes                                                                   24,900             41,000
    Noncash compensatory charges                                                                       2,811,481          1,660,637
    Issuance of options in connection with termination agreement                                            --              309,979
    Amortization of discount on bridge notes                                                             738,000               --
    Noncash advertising expense                                                                             --               56,495
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                          65,534           (787,027)
      (Increase) decrease in inventory                                                                   136,467         (3,315,079)
      (Increase) decrease in prepaid expenses and other current assets                                   171,213           (736,552)
      Increase in other intangibles                                                                         (963)            (8,450)
      Increase in other assets                                                                              --               (9,207)
      Increase (decrease) in accounts payable                                                           (367,461)           686,943
      Increase (decrease ) in accrued expenses and other current liabilities                            (118,712)           572,930
      Increase (decrease) in income taxes payable                                                        (14,300)            13,675
      Increase in deferred rent                                                                           30,090             19,668
      Increase in other liabilities                                                                         --               13,502
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                                         (3,271,778)        (6,678,840)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                                                    (281,103)          (506,507)
  Purchase of trademarks                                                                                    --              (79,115)
------------------------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                                                               (281,103)          (585,622)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Advances from (repayments to) factor, net                                                           (1,796,746)         6,247,061
  Repayment of short-term note payable                                                                  (130,000)              --
  Principal payments under capital lease obligations                                                     (27,617)           (31,971)
  Principal payments on long-term note payable                                                          (333,333)          (333,333)
  Principal payments of long-term note payable trademark                                                    --             (427,308)
  Proceeds received from notes payable                                                                      --              801,085
  Redemption of redeemable preferred stock - Series A                                                   (500,000)              --
  Net repayment on bridge notes financing                                                               (227,000)              --
  Net proceeds from issuance of common stock                                                           4,724,513            975,981
  Net proceeds from issuance of preferred stock                                                        2,050,526               --
  Net proceeds from issuance of common stock and warrants                                                 36,000               --
  Proceeds from issuance of stock of consolidated subsidiary to
   minority interest                                                                                        --                2,404
  Cash dividend paid - preferred stock - Series A                                                        (80,396)              --
  Purchase of treasury stock                                                                             (18,053)           (11,623)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                      3,697,894          7,222,296
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                                                                             --               21,407
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                          145,013            (20,759)
Cash at beginning of year                                                                                  8,010            153,023
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                                  $   153,023        $   132,264
====================================================================================================================================
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
  Interest                                                                                           $   580,174        $   638,983
====================================================================================================================================
  Income taxes                                                                                       $    27,036        $     2,408
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPAL BUSINESS ACTIVITY:

Cable & Co. Worldwide, Inc. ("Cable"), which was incorporated November 10, 1994, is a manufacturer, designer, importer and wholesaler of men's shoes. Sales are made primarily to major department and specialty stores located in the United States.

The accompanying consolidated financial statements include the accounts of Cable & Co. Worldwide Inc., its wholly owned subsidiary Cable & Co. Enterprises Ltd. and its majority owned foreign subsidiary Cable & Company 1955 SPA (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. The operations of Cable & Company 1955 SPA are included from April 3, 1997, the date of formation.

The Company translates assets and liabilities of the foreign subsidiary at prevailing period-end rates of exchange, and income and expense accounts at the weighted-average rates during the period. Translation adjustments arising from conversion of the foreign subsidiary's financial statements at December 31, 1997, aggregating $21,407, are included in the stockholders' equity.

The financial statements have been prepared in conformity with generally accepted accounting principles which require the use of estimates by management.

In 1995, the Company acquired the Cable & Company product line from Hongson Inc. The stockholders of the Company, including the Company's management, entered into a stockholders' agreement ("Stockholders' Agreement") with respect to their shares of common stock at the time of this acquisition. Pursuant to the Stockholders' Agreement, the Company's management placed an aggregate of 320,256 shares of common stock in escrow. In January 1996, the Company terminated the Stockholders' Agreement and released all of the shares held in escrow. As a result of this release the Company has recorded a noncash compensatory charge in the amount of $1,345,075.

On April 3, 1997, the Company formed an Italian corporation, Cable and Company 1955 SPA ("CCSPA"). CCSPA leases a manufacturing facility in Montegranaro, Italy, to manufacture the Company's footwear bearing the Cable & Co. trademark. The Company owns 99% of the issued and outstanding common stock of CCSPA. Alberto Salvucci, the Chairman of the Board and a stockholder of the Company, owns the remaining 1% of CCSPA. The total investment, which was paid during the year ended December 31, 1997, was $252,747.

In August 1997, the Company purchased all of the rights to the Bacco Bucci trademark from D&D Design and Details Limited ("D&D Design"), an entity controlled by Mr. Salvucci. The rights sold to the Company include trademarks registered in the United States, Canada, Italy, Austria, China, France, Germany, Portugal, Russia, Spain, Switzerland, Hong Kong, India, Korea, Sri Lanka, Taiwan and the United Kingdom together with any other rights owned by D&D Design whether or not registered throughout the world. Prior to the acquisition, the Company held a license for the rights to the Bacco Bucci trademark in North, Central and South America.

The Company also acquired, in many countries throughout the world outside the Western Hemisphere, all of the rights to the Cable & Co. trademark from Cable & Co. S.R.L., an entity controlled by Alberto Salvucci. Prior to the acquisition, the Company owned the rights to the Cable & Co. trademark in the Western

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Hemisphere. The rights sold to the Company include trademark registrations in the following countries among others: Austria, Belgium, France, Germany, India, Russia, Italy, Netherlands, Spain, Sweden and Switzerland. The rights also include all of the rights owned by Cable & Co. S.R.L. in Africa, Asia Minor, Australia, Europe and other parts of the world, except the United Kingdom and Asia.

The cost of  acquiring  the  Bacco  Bucci  and  Cable & Co.  trademarks  totaled approximately $5,413,000. The trademarks are being amortized by the straight-line method over 20 years. The purchase price included a note payable in the amount of approximately $2,639,000. The Company also issued to D&D Design an aggregate of 11,973,411 shares of common stock. The Company has valued these shares of common stock at approximately $2,694,000. Additionally, the Company incurred legal and other fees in connection with the purchase of the trademarks of approximately $80,000. In addition, the Company has agreed to pay D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central, and South America, commencing on the date the Company commences using the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007.

At each balance sheet date the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business.

Revenue is recognized when merchandise is shipped.

Finished  goods  inventory is stated at the lower of cost  (first-in,  first-out
method)  or  market.   Raw  material  inventory  is  stated  at  lower  of  cost
(weighted-average method) or market.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for by the straight-line method over the terms of the respective leases.

Intangible assets consisting of debt issue costs, trademarks, at cost, and organization costs are amortized using the straight-line method over 3 to 20 years.

Foreign currency transaction (losses) and gains of approximately $(217,000) and $131,000 for the years ended December 31, 1996 and 1997, respectively, are included in cost of goods sold.

Advertising costs are charged to operations as incurred. Total advertising expense for the years ended December 31, 1996 and 1997 was approximately $1,352,000 and $1,168,000, respectively, and is included in selling expenses.

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options issued to employees.

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


In 1997, the Company adopted SFAS No. 128, Earnings per Share. The adoption of this statement does not change net loss per common share for the year ended December 31, 1996. Net loss per common share is computed using the weighted-average number of shares outstanding.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. The Company is required to adopt these statements in 1998. SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 132 revises employer's disclosures about pensions and other postretirement benefit plans. Adoption of these statements is expected to have no significant impact on the Company's consolidated financial position, results of operations or cash flows.

2.   INVENTORY:

Inventory consists of the following:

Raw materials                                                         $  228,445
Work-in-process                                                          105,730
Finished goods                                                         5,108,290
--------------------------------------------------------------------------------
                                                                      $5,442,465
================================================================================

3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:


Prepaid expenses and other current assets consist of the following:

Barter credits                                                        $  207,258
Foreign taxes receivable                                                 487,183
Deferred offering costs                                                  184,820
Prepaid expenses                                                         387,258
--------------------------------------------------------------------------------
                                                                      $1,266,519
================================================================================

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



4.   PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:
                                                                      Estimated
                                                                     Useful Life
--------------------------------------------------------------------------------
Leasehold improvements                            $341,313         Term of lease
Furniture and fixtures                              87,928       6.5 to 10 years
Computer and office equipment                      650,486         4 to 10 years
Display booths                                     340,648              10 years
Shoe molds                                          37,638               3 years
Automobiles                                         13,885               5 years
Machinery and equipment                            202,329            12.5 years
--------------------------------------------------------------------------------
                                                1,674,227
Less accumulated depreciation and amortization   (454,991)
--------------------------------------------------------------------------------
                                               $1,219,236
================================================================================


Depreciation and amortization expense amounted to $153,927 and $266,419 for the years ended December 31, 1996 and 1997, respectively.

Property and equipment includes assets acquired under capital leases amounting to $170,155 and related accumulated depreciation of $47,639.

Approximately $216,000 of the Company's property and equipment (net of $67,000 of accumulated depreciation) is located in Italy.

Accrued expenses and other current liabilities consist of the following:

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued inventory purchases$                                             412,287
Accrued professional fees                                                257,964
Accrued termination agreement costs                                      268,431
Accrued interest                                                          97,504
Other current liabilities                                                189,560
--------------------------------------------------------------------------------
                                                                      $1,225,746
================================================================================

6.   DUE TO FACTOR:

The Company finances all accounts receivable under an agreement with a factor. Certain preapproved accounts receivable are factored on a nonrecourse basis. Nonapproved accounts are factored with recourse. Under the terms of this agreement, the Company is advanced funds against receivables assigned to the factor and additional funds which are collateralized by inventory and substantially all other assets. These advances may not exceed $6,000,000. The factor is responsible for servicing the factored receivables and charges the Company a fee on the net cash advances equal to the prime rate (8.5% at December 31, 1997) plus 1% to 1.5% per annum, plus additional fees based on the gross amount of receivables serviced by the factor. At December 31, 1997, the factor advanced to the Company $975,986 in excess of its credit line. In addition, at December 31,

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1997, the factor advanced to the Company $3,675,450 in excess of its borrowing base.

The factoring agreement contains covenants that require the Company to meet certain financial ratios and maintain certain levels of working capital and net worth.

At December 31, 1997, the Company was not in compliance with certain covenants and the Company has received a notice of default from the factor. In the event that the factor demands payment of the outstanding obligations, or does not advance additional funds to the Company, substantial doubt would exist with regard to the Company's ability to continue as a going concern.

Due to factor consists of the following:

Outstanding accounts receivable assigned to factor
   without recourse                                                 $ 1,489,768
Cash advances from factor                                            (8,465,754)
--------------------------------------------------------------------------------
                                                                    $ 6,975,986
================================================================================

The fair value of the amount due to factor approximates the carrying amount due to the short-term nature of the instrument.

7.   NOTES PAYABLE:

Notes payable consist of :

Installment note payable to factor with interest
at the prime rate plus 3% and is subject to the
same collateral and covenants as the factoring
agreement                                                               $166,667

Note payable to Mathers Associates, bearing interest at a rate of
10% per annum, due at the earlier of December 18, 1998 or the
Company's receipt of gross proceeds of $2,000,000 from a debt or
equity financing                                                         400,000

Two notes payable to a bank bearing interest at a rate of 7.5%           197,295

Two bank export loans bearing interest at a rate of 6.75%.  The bank advances the Company 80% of its outstanding receivable
balance for specific invoices                                            203,790
--------------------------------------------------------------------------------
                                                                        $967,752
================================================================================

The estimated fair values of the notes payable approximate their carrying amounts due to the short-term nature of the instruments.

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8.   INSTALLMENT PAYABLE - TRADEMARK:

The installment payable - trademark represents the amount payable to D&D Design for the purchase of the Bacco Bucci and Cable & Co. trademarks. An interest rate of 8.5% has been imputed to determine the present value of the payable. Payments, including imputed interest, are due as follows:

Year ending December 31,

            1998                                                $   350,000
            1999                                                    400,000
            2000                                                    500,000
            2001                                                    500,000
            2002                                                    500,000
            2003                                                    500,000
--------------------------------------------------------------------------------
                                                                 $2,750,000
================================================================================

The fair value of the installment payable approximates the carrying amount based on borrowing rates available to the Company for similar loans.

9.   CAPITALIZED LEASE OBLIGATIONS:

The Company acquired equipment under leases that have been accounted for as capital leases.

Minimum future lease payments are as follows:


 Year ending December 31,
             1998                                                  $  49,314
             1999                                                     45,096
             2000                                                     27,522
--------------------------------------------------------------------------------
                                                                     121,932
Less amount representing interest                                     21,024
--------------------------------------------------------------------------------
Present value of minimum lease payments                              100,908
Current portion                                                       36,646
--------------------------------------------------------------------------------
   Long-term portion                                               $  64,262
================================================================================


Certain leases are guaranteed by a stockholder and former stockholder of the Company. At December 31, 1997 guarantees approximated $69,000. The Company has indemnified the former stockholder pursuant to a termination agreement (see Note
17).

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

10.  COMMITMENTS AND CONTINGENCIES:

The Company leases office, manufacturing, warehouse and showroom facilities under noncancelable operating leases. The leases provide for escalation based on increases in real estate taxes and other expenses. Additionally, the Company leases equipment under noncancelable operating leases. Future minimum aggregate annual rental payments are as follows:

Year ending December 31,

            1998                                                   $   291,490
            1999                                                       291,488
            2000                                                       246,588
            2001                                                       156,696
            2002                                                       151,452
         Thereafter                                                    337,519
--------------------------------------------------------------------------------
                                                                    $1,475,233
================================================================================

Rent expense charged to operations under the office, manufacturing, warehouse and showroom leases amounts to approximately $187,000 and $197,000 for the years ended December 31, 1996 and 1997, respectively.

Rent expense recognized annually differs from rent paid as a result of free rent periods and scheduled rent increases provided for in the office and showroom leases. Accordingly, the Company has recorded deferred rent of $95,140 at December 31, 1997, which will be charged to operations over the term of the leases.

The Company has a letter of credit line with the factor up to a maximum of $750,000. At December 31, 1997, the Company has outstanding letters of credit in the amount of $537,000, $400,000 of which is serving as collateral for foreign currency contracts and $137,000 of which is serving as collateral for lease security deposits.

The Company has foreign exchange lines of credit with three financial institutions up to a maximum of $6,000,000. The Company enters into foreign currency forward contracts to manage foreign currency exchange risk associated with inventory purchases denominated in Italian lira. The contracts are recorded at market value and any gains and losses are included in operations. At December 31, 1997, the Company has open foreign currency contracts to purchase 9,490,979,375 Italian lire for $5,449,100 expiring at various dates from January 1, 1998 to September 1, 1998. These financial instruments may give rise to off-balance-sheet risk. Risks arise from potential counterparty nonperformance and from changes in the market value of the underlying currency.

The Company has entered into an employment agreement with its President through June 30, 2002 that provides for minimum annual salaries and incentive bonus compensation based upon the performance of the employee and the Company. The agreement also provides for severance due to termination without cause, in which case the employee will receive severance payments until the later of two and a half years or June 30, 2002. At December 31, 1997, the total commitment excluding incentives was $500,000.

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11.  RETIREMENT PLAN:

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code, wherein qualified employees may contribute a percentage of their pretax eligible compensation to the plan. The Company may make matching contributions at the discretion of the Board of Directors. No Company contributions were made to the plan for the years ended December 31, 1996 and 1997.

Two officers of the Company serve as trustees of the plan.

12.  STOCKHOLDERS' EQUITY:

In January 1996, the Company entered into a three-year international consulting agreement with U.K. Hyde Park Consultants, Ltd. ("Hyde Park"). In addition, Hyde Park purchased 400,000 shares of common stock and warrants to purchase up to 450,000 shares of common stock for a note in the amount of $40,000 which was subsequently paid in March 1996. The warrants are identical to the warrants issued in conjunction with the March 28, 1996 private placement (see below).

The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the repurchase price of $40,000 was being recognized ratably as a noncash compensatory charge over the life of the agreement. In September 1997, the Company determined that Hyde Park was no longer providing consulting services to the Company under the terms of the agreement. As a result, the Company expensed the remaining balance of $741,340.

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

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

In 1997, the Company increased its authorized common stock from 10,000,000 shares to 50,000,000 shares.

During 1997, all of the 3,653 shares of preferred stock Series B were converted into 11,213,760 shares of the Company's common stock.

In July 1997, the Company completed a private placement, whereby it issued 13,690,000 shares of common stock at a price of $.10 per share. Net proceeds to the Company of approximately $976,000, after deducting underwriting discounts and expenses of approximately $393,000, were used to purchase the rights to the Bacco Bucci trademark as well as the additional rights to the Cable and Co. trademark in other countries. The remaining funds were used to reduce the amount due to the factor and to fund the Company's working capital requirements. In addition, the Company issued warrants to purchase 75,000 shares of common stock at a price of $.60 and 75,000 shares of common stock at a price of $.75 for consulting services in connection with the private placement. The warrants expire July 31, 2002.

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

In May 1997, the Company entered into two one-year consulting agreements for an aggregate of 1,875,000 shares of common stock. The Company has valued these shares of common stock at $498,047. The value of these shares was being recognized ratably as a noncash compensatory charge over the term of the agreements. In November 1997, the Company amended one of the consulting agreements effective January 1, 1998 and agreed to pay the sum of $7,500 per month for a period of three years and issued a warrant to purchase 1,000,000 shares of common stock at a purchase price of $.15 per share, which is exercisable until November 2002. Additionally, in December 1997, the Company determined that it was no longer receiving consulting services on the other consulting agreement. As a result, the remaining unamortized balance of $207,520 was expensed.

In October 1997, the Company entered into an agreement as of July 21, 1997 to terminate an employment agreement between the Company and David Albahari, the former President, Chief Executive Officer and a director of the Company. As part of the termination agreement, the Company issued Mr. Albahari options to purchase 901,756 shares of common stock at a purchase price of $.01 per share. The issuance of the 901,756 options was recorded at the intrinsic value of $309,979 which approximated the fair value. In October 1997, Mr. Albahari converted these options into shares of common stock.

In December 1997, Mathers Associates loaned the Company $400,000 (see Note 7). In order to induce Mathers Associates to make the loan, the Company agreed to issue 790,807 shares of common stock to Susquehanna Holding Corp. ("Susquehanna"), a company related to Mathers Associates. The Company also agreed to issue to Susquehanna a warrant which entitles Susquehanna to purchase the number of shares of common stock equal to 1.75% of the Company's outstanding securities less 790,807 shares of common stock at a purchase price of $.01 per share. The warrant expires on the earlier of December 15, 1999 or on the date that the Company consummates debt or equity financings, singly or in the aggregate of at least $12,500,000. The shares and the warrant were not yet issued as of December 31, 1997.

During January 1996, the Company adopted the 1996 Stock Option Plan (the "Plan"). Under the Plan, options to purchase shares of the Company's common stock are granted to key employees, consultants and members of the Board of Directors at the discretion of the Stock Option Committee. The Plan provides for the granting of options to purchase a maximum of 280,000 shares at an exercise price to be determined by the Stock Option Committee. At December 31, 1997, the Company has not granted any options under the Plan.

13.  MAJOR CUSTOMERS:

One customer accounted for 18% of net sales for the year ended December 31, 1996 and two customers accounted for approximately 12% and 13% of net sales for the year ended December 31, 1997.

14.  RELATED PARTY TRANSACTIONS:

Included in costs of goods sold are commission charges from Cable & Co. S.R.L. and D&D Design, companies whose controlling stockholder is both a stockholder of the Company and the Chairman of the Board. These companies provide the Company with design, production and production control services. Commissions are a percentage of purchases and amounted to approximately $550,000 and

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

$727,000 for the years ended December 31, 1996 and 1997, respectively. The amount due to these companies for commissions earned was $89,867 at December 31, 1997 and is included in accrued expenses and other current liabilities. As of December 31, 1997, Cable & Co. S.R.L. owed the Company $70,000 for advertising fees.

D&D Design charged the Company $86,000 and $58,000 for fashion advisory services for the years ended December 31, 1996 and 1997, respectively. Additionally, D&D Design charged the Company $112,000 for licensing fees for the year ended December 31, 1996. These fees are included in selling expenses.

15.  INCOME TAXES:

The components of deferred income taxes, resulting from the differences in the bases of assets and liabilities for income tax and financial reporting purposes, and other items are as follows:


                                                      Current       Noncurrent
--------------------------------------------------------------------------------
Allowance for doubtful accounts and sales
 discounts                                         $  (211,000)          --
Charitable contribution carryforward                    16,000           --
Net operating loss carryforward                      4,195,000           --
Property and equipment                                    --      $   (77,000)
Goodwill                                                  --          (40,000)
Deferred rent                                             --           23,000
Valuation allowance                                 (4,000,000)          --
--------------------------------------------------------------------------------
                                                   $    - 0 -     $   (94,000)
================================================================================


The provision for income taxes consists of the following:

Year ended December 31,                                1996              1997
--------------------------------------------------------------------------------
 Current:
  Federal                                                 --                --
  State and local                                         --                --
  Foreign taxes                                           --             $18,000
--------------------------------------------------------------------------------
                                                          --              18,000
--------------------------------------------------------------------------------

Deferred:
  Federal                                              $21,000            34,000
  State and local                                        3,900             7,000
--------------------------------------------------------------------------------
                                                        24,900            41,000
--------------------------------------------------------------------------------

                                                       $24,900           $59,000
================================================================================

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The difference between the income tax provision computed at the federal statutory rate and the actual income tax provision is accounted for as follows:

Year ended December 31,                                 1996            1997
--------------------------------------------------------------------------------
Income tax benefit computed using statutory
 rate of 34%                                        $(2,527,000)    $(1,901,000)
Effect of nondeductible expenses                        488,700          64,000
Foreign taxes                                              --            18,000
Change in valuation allowance                         2,063,200       1,878,000
--------------------------------------------------------------------------------
                                                        $24,900         $59,000
================================================================================

16.  INSURANCE:

At December 31,1997, the Company is the beneficiary of a term insurance policy on the life of its Chairman of the Board in the aggregate amount of $2,000,000.

17.  TERMINATION AGREEMENTS:

In connection with the termination agreement described in Note 12, Mr. Albahari is to receive $250,000 in the period commencing July 1, 1997 through September 30, 1998, as well as reimbursement for certain legal and other expenses. As part of the termination agreement, Mr. Albahari has agreed to a noncompetition agreement, effective from July 1, 1997 through June 30, 1998. Additionally, the Company issued Mr. Albahari options to purchase 901,756 shares of common stock at a purchase price of $.01 per share. The 901,756 options were recorded at a value of $309,979. In October 1997, Mr. Albahari converted these options into common stock.

In December 1997, the Company entered into an agreement with a former sales representative. As part of the sales representative's termination agreement, the former sales representative is to receive $70,000 in the period commencing December 1, 1997 through June 30, 1998.

The total nonrecurring expense of $682,152 recognized in connection with the termination agreements during the year ended December 31, 1997 includes (i) $200,000 to David Albahari, which represents the total payments of $250,000 less $50,000 allocated to the noncompetition agreement; (ii) $309,979, which represents the value of the 901,756 options to purchase shares of common stock;
(iii) $102,173 in legal and other expenses; and (iv) $70,000, which represents the total cash payments to the former sales representative.

18.  GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $7,485,553 and $5,650,695 during the years ended December 31, 1996 and 1997, respectively. At December 31, 1997, the Company's current liabilities exceeded its current assets by $3,411,034. These factors create an uncertainty about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional revenue or reduce operating costs and may need additional financing to enable it to continue its operations. The Company is reviewing alternatives for raising additional capital including the potential private placement described in Note
19. However, no assurance can be given that the Company will achieve profitable

                                    CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

operations, or that additional financing, if needed, can be obtained on terms satisfactory to the Company, if at all, nor in an amount sufficient to enable the Company to continue operations.

19.  SUBSEQUENT EVENT:

The Company is attempting to raise approximately $4,000,000 in a private placement. As of December 31, 1997, the Company had incurred and deferred $184,820 of costs related to this prepaid private placement. These costs are included in prepaid expenses and other current assets.

20.  FOREIGN OPERATIONS:


In 1997, the Company operates principally in two geographic areas: the United States and Italy. Following is a summary of information by area for 1997:


Net sales to unaffiliated customers:
  United States                                                     $13,558,410
  Italy                                                                 319,606
--------------------------------------------------------------------------------
      Net sales as reported in the accompanying consolidated
        statement of operations                                     $13,878,016
================================================================================

Intercompany sales:
  United States                                                            --
  Italy                                                              $1,998,175
--------------------------------------------------------------------------------
      Total intercompany sales                                       $1,998,175
================================================================================


Income (loss) from operations:
  United States                                                     $(4,219,886)
  Italy                                                                  34,807
--------------------------------------------------------------------------------
      Loss from operations as reported in the accompanying
        consolidated statement of operations                        $(4,185,079)
================================================================================

Identifiable assets:
  United States                                                     $14,403,445
  Italy                                                               1,366,926
--------------------------------------------------------------------------------
      Total assets as reported in the accompanying
       consolidated balance sheet                                   $15,770,371
================================================================================


Intercompany sales are accounted for at cost and are eliminated in consolidation in the accompanying consolidated statement of operations. Identifiable assets are those that are identifiable with operations in each geographic area.