Form 10QSB
period 1998-03-31
CABLE & CO WORLDWIDE INC
filed 1998-05-15
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

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

         YES [X]                                         NO [ ]

Indicate the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:
              The registrant had 43,838,971 shares of Common Stock,
                   $.01 par value, outstanding at May 14, 1998

     There are 17 pages in this document. The Exhibit Index appears on sequentially numbered page 16 .

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet as of March 31, 1998 (unaudited)           3

      Consolidated Statements of Operations for the Three-month
      periods ended March 31, 1998 and 1997 (unaudited)                     4

      Consolidated Statement of Stockholders' Equity for the
      Three-month period ended March 31, 1998 (unaudited)                   5

      Consolidated Statements of Cash Flows for the Three-month
      periods ended March 31, 1998 and 1997 (unaudited)                     6

      Notes to Consolidated Financial Statements (unaudited)               7-9

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10-14

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                               15

   Item 2. Changes in Securities and Use of Proceeds                       15

   Item 3. Defaults upon Senior Securities                                 15

   Item 4. Submission of Matters to a Vote of Security Holders             15

   Item 5. Other Information                                               15

   Item 6. Exhibits and Reports on Form 8-K                                15


Exhibit Index                                                              16

Signature                                                                  17

PART I - FINANCIAL INFORMATION

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (unaudited)


ASSETS

Current assets:
         Cash                                                                         $     55,166
         Accounts receivable, less allowances for doubtful accounts
            and sales discounts of $132,000                                              1,077,263
         Inventory                                                                       5,797,427
         Prepaid and other current assets                                                1,382,393
         Deferred income tax asset, net of valuation allowance of $5,000,000                 ---
                                                                                        -----------
                  Total current assets                                                   8,312,249
Property and Equipment, net of accumulated depreciation of $520,818                      1,274,900
Trademark and Trade name, net of accumulated amortization of $370,860                    6,213,704
Other Intangible Assets, net of accumulated amortization of $3,291                          19,467
Other Assets                                                                               505,115
                                                                                       ------------
                  Total Assets                                                         $16,325,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Due to factor                                                                 $ 7,677,219
         Accounts payable                                                                2,525,074
         Accrued expenses and other current liabilities                                    941,513
         Notes payable                                                                   1,341,951
         Current portion of installment payable-trademark                                  334,030
         Current portion of capitalized lease obligations                                   36,646
         Income Taxes Payable                                                               13,269
                                                                                       ------------
                  Total current liabilities                                             12,869,702
Installment Payable-trademark-net of current portion                                     1,878,155
Capitalized Lease Obligations - net of current portion                                      55,446
Deferred Rent                                                                               93,571
Deferred Income Tax Liability                                                              100,000
                                                                                        ------------
                  Total Liabilities                                                     14,996,874
                                                                                        ------------
Minority Interest in Cable & Company 1955 SPA                                                2,404
                                                                                        ------------

Stockholders' Equity: (Notes 2, 3, 4, and 5)
         Preferred stock - $.01 par value; authorized 1,416,347 shares;
            no shares issued and outstanding                                                  ---
         Common stock - $.01 par value; authorized 50,000,000 shares;
            issued and outstanding 43,048,164 shares                                       430,482
         Additional paid-in capital                                                     15,366,260
         Treasury stock - 35,000 common shares, at cost                                    (29,676)
         Accumulated deficit                                                           (14,423,119)
         Accumulated other comprehensive loss                                              (17,790)
                                                                                       ------------
                  Stockholders' Equity                                                   1,326,157
                                                                                       ------------
                  Total Liabilities and Stockholders' Equity                           $16,325,435


                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                Three-month period ended
                                                                                         March 31,
                                                                                   1997             1998
Net sales                                                                       $4,542,653       $3,444,824
Cost of goods sold                                                               2,935,472        2,238,074
                                                                                -----------      -----------
Gross profit                                                                     1,607,181        1,206,750
Noncash compensatory charges (Note 2)                                              140,417           12,500
Private Placement Costs (Note 5)                                                     ---            284,820
Selling expenses                                                                 1,144,991        1,162,140
General and administrative expenses                                                582,079          593,570
                                                                                ------------     -----------
Loss from operations                                                              (260,306)        (846,280)
Interest expense                                                                    81,726          275,974
                                                                                ------------     -----------
Loss before provision for income taxes                                            (342,032)      (1,122,254)
Provision for income taxes                                                           7,338            8,360
                                                                                ------------     -----------
Net loss                                                                        $ (349,370)     $(1,130,614)
                                                                                ------------     -----------
Net loss per common share                                                       $     (.06)      $     (.03)
                                                                                ------------     -----------
Weighted average number of common shares outstanding                             5,551,459       43,013,164
                                                                                ------------     -----------



                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three-month period ended March 31, 1998
                                   (unaudited)


                                                                                                          Accumulated
                                  Common Stock       Additional   Treasury Stock               Accumu-       Other
                               Number of              Paid-in    Number          Comprehensive  lated    Comprehensive Stockholders'
                                Shares     Amount     Capital   of shares Amount     Income    Deficit       Loss        Equity
                              ----------- --------  -----------  ------- --------   --------   --------    ---------     ------
Balance at December 31, 1997  43,048,164  $430,482  $15,353,760  35,000  $(29,676)           $(13,292,505)  $21,407     $2,483,468
Comprehensive loss
Net Loss                             ---       ---          ---     ---       --- (1,130,614)  (1,130,614)      ---     (1,130,614)
Foreign currency
  translation adjustment
  (Note 1)                           ---       ---          ---     ---       ---    (39,197)         ---   (39,197)       (39,197)
Comprehensive loss                   ---       ---          ---     ---       --- (1,169,811)         ---       ---
                                                                                  ===========
Issuance of warrants to
  purchase common stock
  (Note 2 )                          ---       ---      150,000     ---       ---        ---          ---       ---        150,000
Amortization of deferred
  consulting costs (Note 2 )         ---       ---     (137,500)    ---       ---        ---          ---       ---       (137,500)
                          ---------------------------------------------------------------------------------------------------------

Balance at March 31, 1998     43,048,164  $430,482  $15,366,260  35,000  $(29,676)       --- $(14,423,119)  $(17,790)   $1,326,157
                              ====================================================================================================

                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                  Three-month period ended
                                                                                         March 31
                                                                                  1997             1998
                                                                                -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                                                      $(349,370)     (1,130,614)
  Adjustments to reconcile net loss to net cash used in operating activities::
    Depreciation and amortization                                                  62,388         146,818
    Effect of exchange rate changes                                                   ---         (39,197)
    Provision for doubtful accounts and sales discounts                          (380,000)       (148,000)
    Provision for deferred income taxes                                             4,801           6,000
    Noncash compensatory charges                                                  140,417          12,500
    Noncash advertising expense                                                       ---          30,544
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                   17,692         (42,105)
      (Increase) decrease in inventory                                            548,953        (354,962)
      (Increase) in prepaid expenses and other current assets                    (561,259)       (146,418)
      (Increase) in intangibles                                                       ---          (7,655)
      Decrease in other assets                                                        ---          11,107
      Increase in accounts payable                                                316,996         939,469
      (Decrease) in accrued expenses and other liabilities                       (176,154)       (284,233)
      (Decrease) in income taxes payable                                              ---            (406)
      (Decrease) in other liabilities                                                 ---         (13,502)
      Increase (decrease) in deferred rent                                          6,444          (1,569)
                                                                                ----------     -----------
        Net cash used in operating activities                                    (369,092)     (1,022,233)
                                                                                ----------     -----------
Cash Flows From Investing Activities: - Purchase of property equipment            (79,680)       (121,491)
                                                                                ----------     -----------

Cash Flows From Financing Activities:
Advances from factor, net                                                         610,949         701,233
Net proceeds from notes payable                                                       ---         457,532
Principal payments under capital lease obligations                                 (7,524)         (8,816)
Principal payments of long-term note payable                                      (83,333)        (83,333)
Purchase of treasury stock                                                        (11,623)            ---
                                                                                ----------     -----------
        Net cash provided by financing activities                                 508,469       1,066,616
                                                                                ----------     -----------
Net increase (decrease) in cash                                                    59,697         (77,098)
Cash at beginning of period                                                       153,023         132,264
                                                                                ----------     -----------
Cash at end of period                                                           $ 212,720      $   55,166
                                                                                ----------     -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                      $  83,599      $  219,172
                                                                                ----------     -----------
  Cash paid for income taxes                                                    $   2,408      $    2,360
                                                                                ----------     -----------


                 See Notes to Consolidated Financial Statements.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION:

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the accompanying financial statements. The results of operations for the three-month period ended March 31, 1998 is not necessarily indicative of the results of operations expected for the year ended December 31, 1998. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997.

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

         The Company translates assets and liabilities of the foreign subsidiary at prevailing period-end rates of exchange, and income and expense accounts at the weighted average rates during the period. Translation adjustments arising from conversion of the foreign subsidiary's financial statements at March 31, 1998, aggregating $(17,790), are included in the stockholders' equity. There were no significant transaction gains or losses for the three-month period ended March 31, 1998.

2. CONSULTING AGREEMENTS:

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

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (unaudited)


         The Company has valued these shares of common stock and warrants to purchase shares of common stock at $1,725,000. The difference between this amount and the purchase price of $40,000 is being recognized ratably as a noncash compensatory charge over the life of the agreement. In September 1997 the Company determined that Hyde Park was no longer providing services to the Company. As a result, the Company expensed the remaining balance of $741,340. For the three-month period ended March 31, 1997, the Company recognized $140,417 of consulting expense in the accompanying consolidated statement of operations.

         In May 1997, the Company entered into a one-year consulting agreement with Susquehanna Holding Corp. In November 1997, the Company amended the consulting agreement for an additional three years effective January 1, 1998 and issued a warrant to purchase 1,000,000 shares of common stock at a purchase price of $.15 per share, which is exercisable until November 2002. The Company has valued this warrant at $150,000. The value of this warrant is being recognized ratably as a noncash compensatory charge over the life of the agreement. For the three month period ended March 31, 1998, the Company recognized $12,500 of consulting expense in the accompanying consolidated statement of operations.

3. REGULATION S OFFERING

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

         During the three month period ended March 31, 1997, 1,600 shares of the non dividend paying preferred stock Series B was converted into 3,650,643 shares of the Company's common stock, leaving 2,053 shares of the non-dividend paying preferred stock Series B outstanding at March 31, 1997. The remaining 2,053 shares of the non-dividend paying preferred stock Series B was converted into 7,563,117 shares of the Company's common stock during the three month period ended June 30, 1997.

                  CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (unaudited)

4.  NOTE PAYABLE-MATHERS ASSOCIATES:

         In December 1997, Mathers Associates loaned the company $400,000. In order to induce Mathers Associates to make the loan, the Company agreed to issue 790,807 shares of common stock to Susquehanna Holding Corp. ("Susquehanna"), a company related to Mathers Associates. The Company also agreed to issue Susquehanna a warrant which entitles Susquehanna to purchase the number of shares of common stock equal to 1.75% of the Company's outstanding securities less 790,807 shares of common stock at a purchase price of $.01 per share. The warrant expires on the earlier of December 15, 1999 or on the date that the Company consummates debt or equity financings, singly or in the aggregate of at least $12,500,000. The shares and the warrants were not yet issued as of March 31, 1998.

5.  SUBSEQUENT EVENT

     The Company is attempting to raise approximately $4,000,000 of additional financing. As of March 31, 1998, the Company had incurred $366,820 of costs related to a pending private placement. The Company has expensed $284,820 and deferred the remaining $82,000.

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

          On June 23, 1997, the Company entered into an agreement with Roffe Accessories Inc., as licensee, to manufacture a line of Cable & Co. neckwear, effective July 1, 1997. The Company anticipates that the neckwear line will be in stores for the Fall 1998 season.

Net Sales

         The Company's net sales for the three-month period ended March 31, 1998 were $3,444,824 as compared to net sales of $4,542,653 for the three-month period ended March 31, 1997, a decrease of 24.2%. The Company believes that the decrease in net sales is primarily attributable to the decrease in net sales of footwear bearing the Cable & Co. trademark. Net sales of

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

footwear bearing the Cable & Co. trademark for the three-month period ended March 31, 1998 was $2,085,077 as compared to net sales of $3,319,652 for the three-month period ended March 31, 1997, a decrease of 37.2%. Included in the net sales of the footwear bearing the Cable & Co. trademark for the three-month period ended March 31, 1998 was $148,893 of net sales by the Company's factory to third parties. The Company believes that the decrease in net sales is primarily attributable to a decrease in orders for the Spring 1998 season as a result of lower than anticipated sell-through at retail of certain styles during previous seasons. Net sales of the footwear bearing the Bacco Bucci trademark for the three-month period ended March 31, 1998 was $1,359,747 as compared to net sales of $1,223,001 for the three-month period ended March 31, 1997, an increase of 11.2%. The increase is primarily attributable to an increase in net sales to existing customers as well as an increase in the number of customers.

         The Company's total backorder as of May 8,1998, was $5,944,178 as compared to the Company's backorder last year at this time of $4,894,739, an increase of 21.4%. Included in the backorder for 1998 is $444,849 for footwear bearing the XBacco trademark.

Cost of Goods Sold

         The Company's cost of goods sold for the three-month period ended March 31, 1998 was $2,238,074 as compared to $2,935,472 for the three-month period ended March 31, 1997, a decrease of 23.8%. The Company believes that such a decrease is primarily attributable to the decease in net sales for the three-month period ended March 31, 1998. The Company's gross profit as a percentage of net sales was 35.0% for the three-month period ended March 31, 1998 as compared to 35.4% for the three-month period ended March 31, 1997. The Company believes that the decrease in the gross profit margin as a percentage of net sales is due to the sale of $148,893 of Cable & Co. footwear directly by the Company's factory to third parties at a lower gross profit margin than net sales at the wholesale level. The Company's gross profit margin exclusive of these sales was 36.8%. The Company believes that such an increase is due to lower manufacturing costs attributable to the opening of the Company's factory in April 1997.

         Markdown sales for the three-month period ended March 31, 1998 , was 12.6% of net sales as compared to 10.4% of net sales for the three-month period ended March 31, 1997, yielding a gross profit margin of 9.3% and 1.9% respectively.

Noncash Compensatory Charges

         For the three-month period ended March 31, 1998 the Company incurred noncash compensatory charges of $12,500 which is attributable to a warrant issued to Susquehanna Holding Corp., to purchase shares of common stock, pursuant to a consulting agreement effective January 1, 1998.

         For the three-month period ended March 31, 1997 the Company incurred noncash compensatory charges of $140,417 which is attributable to shares of Common Stock issued in

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

January 1996 pursuant to an international consulting agreement. The initial amount of the international consulting agreement was $1,685,000 and was being amortized over a 36 month period. In September 1997 the Company determined that it was no longer receiving consulting services and expensed the remaining balance of $741,340.

Private Placement Costs

     The Company is attempting to raise approximately $4,000,000 of additional financing. In connection with a pending private placement the Company has incurred total costs of $366,820. For the three months ended March 31, 1998 the Company has expensed $284,820 because these costs were incurred more than ninety days prior to March 31, 1998. The remaining $82,000 has been deferred.

Operating Expenses

         The Company's selling and general and administrative expenses for the three-month period ended March 31, 1998 were $1,755,710, 51.0% as a percentage of net sales, as compared to selling and general and administrative expenses for the three-month period ended March 31, 1997 of $1,727,070, 38.0% as a percentage of net sales. The Company believes that the increase in selling and general and administrative expenses is primarily attributable to an increase payroll and related costs, show expenses, and amortization expense. The payroll and related costs for the three month period ended March 31, 1998 was $514,833, 14.9% of net sales as compared to payroll and related costs for the three month period ended March 31, 1997, $457,004, 10.1% of net sales. The payroll and related costs increased primarily due to the expansion of the sales staff in order to increase revenues to existing accounts and to develop the Bacco Bucci product line. Show expenses for the three month period ended March 31, 1998 was $193,483, 5.6% of net sales as compared to show expenses for the three month period ended March 31, 1997 of $140,827, 3.1% of net sales. The show expenses increased due to increased attendance of an expanded sales staff at the shows and changes and additions made to the show display booths. Amortization expense for the three month period ended March 31, 1998 was $80,990, 2.4% of net sales as compared to amortization expense for the three months ended March 31, 1997 of $17,871, .4% of net sales. The increase of the amortization expense is due to the Company purchasing the Bacco Bucci and Cable & Co. trademarks in August 1997. Royalty fees, which were $34,487 for the three-month period ended March 31, 1997, were eliminated for the three-month period ended March 31, 1998 due to the purchase of the Bacco Bucci trademark in August 1997. As a result, the Company is no longer required to pay royalty fees on sales of Bacco Bucci footwear in the western hemisphere. In addition, there was a decrease of approximately $69,000 in commission expense, shipping and warehousing expenses and factoring costs due to the decrease in net sales.

         In April 1998, the Company implemented a cost cutting program to reduce the amount of selling and general and administrative expenses. Among other reductions, payroll was reduced 12% and the Company's attendance at some trade shows were eliminated.

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

         The Company's interest expense for the three-month period ended March 31, 1998 was $275,974 as compared to interest expense for the three-month period ended March 31, 1997 of $81,726, an increase of 237.7%. The Company believes that the increase is primarily attributable to interest incurred in connection with the purchase of the Bacco Bucci trademark and the Cable & Co. trademark of approximately $40,000, interest on a loan from Mathers Associates of approximately $10,000, and interest for a loan discount related to shares to be issued to Mathers Associates in connection with the loan of approximately $14,000. In addition, the Company believes that the increase in interest expense is due to the increased borrowing in relation to higher levels of inventory and overadvances from the Company's factor, Heller Financial, Inc. ("Heller").

Liquidity and Capital Resources

         The Company has funded its requirements for working capital and capital expenditures from net cash provided through various borrowings, including borrowings under its credit facility with Heller, a $1,800,000 private placement (the " Bridge Financing"), a public offering of the Company securities, an off shore financing, and a July 1997 private placement. As of March 31, 1998 the Company had working capital deficiency of $4,557,453 and a debt to equity ratio of 11.3 to 1.0.

         The Company's  obligations to Heller  include a collateral  installment note in the original principal amount of $1,000,000 of which $83,334 was outstanding as of March 31, 1998. The collateral installment note is payable in 36 monthly installments of $27,777 and bears interest at 3% above the prime rate of Chase Manhattan Bank, N.A. ("Chase"). In addition, the Company may borrow from Heller the lesser of 50% of the Company's eligible inventory or $2,000,000 (the "Inventory Loan"). At March 31, 1998 Heller has advanced the Company $797,351 in excess of the inventory line. The Inventory Loan bears interest at 1.5% above Chase's prime rate (8.5% at March 31, 1998). The Company also finances its accounts receivable under a factoring agreement with Heller.
Pre-approved accounts are factored without recourse to the Company and non-approved accounts are factored with recourse. At March 31, 1998, $976,494 of the $2,860,497 (34.1%) of factored accounts receivable, were factored with recourse. Heller is entitled to a fee equal to 1.0% of all accounts receivable purchased. Moreover, advances by Heller bear interest at rates equal to Chase's prime rate plus 1.0% to 1.5%. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000. At March 31, 1998 Heller has advanced the Company $1,677,219 in excess of its credit line. In addition, at March 31, 1998, Heller had advanced the Company $4,758,008 in excess of its borrowing base.

         The Company has a letter of credit line with the factor up to maximum of $750,000. At March 31, 1998, the Company has outstanding letters of credit in the amount of $337,000, $200,000 of which is serving as collateral for foreign currency contracts and $137,000 is serving as collateral for lease security deposits.

         At March 31, 1998, the Company was not in compliance with certain covenants and the Company has received a notice of default from Heller. In the event that Heller demands payment of the outstanding obligations or does not advance additional funds to the Company, substantial doubt would exist with regard to the Company's ability to continue as a going concern.

         On April 3, 1997, the Company became a 99% owner of a newly formed corporation, Cable & Company 1955 SPA, located in Italy. Cable & Company 1955 SPA, leases a manufacturing facility in Montegranaro, Italy to manufacture the Company's footwear bearing the

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Concluded)

Cable & Co trademark. Alberto Salvucci, the Chairman of the board and stockholder of the Company, owns the remaining 1% of Cable & Company 1955 SPA. The total investment which was made during 1997 was $252,747. The Company has also advanced Cable & Company 1955 SPA $127,951 during the three-month period ended March 31, 1998.

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

         The purchase price for the Bacco Bucci trademark consists of an undiscounted amount of $3,150,000, of which $400,000 was paid during 1997, and the balance shall be payable in installments. Payments of $350,000 and $400,000 are due in September 1998 and January 1999, respectively. The remaining balance is payable in four equal installments of $500,000 in January 2000 through January 2003. In addition, the Company has agreed to pay to D&D Design annual royalties of 7% of net sales for a period of five years for all goods bearing the Bacco Bucci trademark sold outside North, Central, and South America, commencing on the date the Company commences exploiting the Bacco Bucci trademark in each country, but expiring no later than December 31, 2007. The Company also issued to D&D Design an aggregate of 11, 973, 411 shares of Common Stock.

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

     The Company believes that it has an immediate need for additional financing of approximately $1,000,000 to $1,500,000. The Company also believes that additional financing of approximately $7,000,000 will be required over the next two to four months to finance the Companys plans for continued operations for at least the next twelve months. The Company is presently seeking such additional financing.

     There can be no assurance that such financing will be consummated. If such financing is not consummated substantial doubt would exist with regard to the Company's ability to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities and Use of Proceeds

          None

Item 3. Defaults upon Senior Securities

     The Company's obligations to Heller Financial, Inc. include a collateral installment note in the original principal amount of $1,000,000 of which $83,334 was outstanding as of March 31, 1998. At March 31, 1998, $976,494 of the $2,860,497 (34.1%) of factored accounts receivable, were factored with recourse. Under the credit facility, all of the Company's obligations to Heller may not exceed $6,000,000. At March 31, 1998 Heller has advanced the Company $1,677,219 in excess of its credit line. In addition, at March 31, 1998, Heller had advanced the Company $4,758,008 in excess of its borrowing base.

         At March 31, 1998, the Company was not in compliance with certain covenants and the Company has received a notice of default from Heller. In the event that Heller demands payment of the outstanding obligations or does not advance additional funds to the Company, substantial doubt would exist with regard to the Company's ability to continue as a going concern.


Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information
          None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits
                  Please see Exhibit Index on page 16.

         (b) Reports on Form 8-K
                  The Company filed a current report on Form 8-K on February 24, 1998.

                                  EXHIBIT INDEX


                         Number Description of Exhibit

2.1 Assignment of Trademark dated July 29, 1997 between D&D Design and Details Limited and the Company.*
2.2 Assignment of Trademark dated July 29, 1997 between Cable & Co. S.R.L. and the Company.**
2.3 Asset Purchase Agreement dated January 16, 1995 between Hongson, Inc. as seller and Cable & Co. Worldwide, Inc. as buyer. *
3.1      Certificate of Incorporation of the Company, as amended. *
3.2      By-Laws of the Company. *
4.1 Form of Warrant Agreement between the Company and American Stock Transfer & Trust, as warrant agent. *
4.2      Specimen Certificate of the Company's Common Stock. *
4.3      1996 Stock Option Plan. *
4.4      Specimen Certificate of the Company's Warrant. *
10.1 Employment Agreement dated as of July 1, 1997 between the Company and Alan Kandall. *
10.2     Agreements between the Company and Heller Financial, Inc. *
10.4 Lease dated July 28, 1995 between Raritan Plaza I Associates, L.P., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.5 Lease dated May 16, 1995 between 724 Fifth Avenue Realty Co., as landlord, and Cable & Company Enterprises, Ltd., as tenant. *
10.6 Agreement dated as of July 21, 1997 between the Company and David Albahari.**
10.7 License Agreement dated July 1, 1997 between the Company and Roffe Accessories, Inc.**
10.8     Commercial Lease between Eugenio Scheggia and Cable & Co. 1955 SPA.
27.1     Financial Data Schedule.
99.1 Cable & Co. Trademark Registration from the United States Patent and Trademark Office. *

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

                                            CABLE & CO. WORLDWIDE, INC.
                                            (Registrant)


Date:May 15, 1998                           /s/ Alan Kandall
                                            Alan Kandall
                                            President; Chief Executive Officer



Date:May 15, 1998                           /s/ Joel Brooks
                                            Joel Brooks
                                            Chief Financial Officer