Form 10KSB
period 2005-09-30
CABLE & CO WORLDWIDE INC
filed 2006-11-13
CIK 1009830

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2005
                                         -------------------
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                      Commission file number  0-20769
                                             ---------

                        Cable & Co. Worldwide, Inc.
           (Exact name of Registrant as specified in its charter)

          Delaware                                     22-3341195
-------------------------------         -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

             600 Lexington Ave., 10th floor, New York, NY 10022
            ---------------------------------------------------
           (Address of Principal Executive Offices with Zip Code)

     Registrant's telephone number, including area code (212) 752-9700
                                                       ----------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class      Name of each exchange on which registered
          None                          None
--------------------------    ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.01 par value
                      --------------------------------
                              ("Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X
     ----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes        No  X
                                         -----    -----
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 2, 2006, was $1,632,000. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of November 2, 2006, there were 1,498,612,518 shares of the Registrant's Common Stock outstanding.

                                  PART I.

           CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Cable & Co. Worldwide, Inc. (the "Company") included in this Report, including matters discussed under the captions "Legal Proceedings" in Part I, Item 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II,
Item 7 are "forward-looking statements." Forward-looking statements include statements about the business strategies of Cable & Co. Worldwide, Inc., and other statements that are not historical facts. The words "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast" and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things:

      - we may be unable to implement key elements of our business strategy;

      - we may have insufficient capital to acquire additional businesses;

      -    we may be unable to retain key personnel;

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

ITEM 1.    OVERVIEW

Cable & Co. Worldwide, Inc. (the "Company" or "Cable"), is currently a dormant company with no revenues or operations.

History

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). As there were no remaining assets for the creditors, the bankruptcy court closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, the Company's management reaffirmed the sole remaining liability. The Company ceased all operations and has remained in a dormant state since such date. During this period, the Company had no operations, no revenues and no employees. Recently, the Company began negotiating with an unaffiliated operating entity with a view towards commencing operations in the dental and healthcare marketplaces. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company has since acquired LifeHealth Care, Inc., in May 2006, there is no guarantee that the Company will secure the necessary financing to operate the assets or to acquire additional assets.

                                    -1-

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.

Between October 17, 2005 and May 19, 2006, the Company issued 1,454,773,547 shares of common stock in exchange for consulting and other services, the elimination of debt, and to acquire a subsidiary; LifeHealth Care, Inc.
The market value used to value the stock issued ranged from $0.005 to $0.002 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The stock issued is all restricted stock subject
to SEC regulation 144.   The sole creditor of the Company accepted an offer
by the Company to convert the entire amount owed, including accrued, but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. The Company believes that the combination of the extinguishment of debt in June 2005 along with the settlement with the final remaining creditor, will allow the Company to pursue its efforts to commence operations.

On March 28, 2006 the Company acquired all the Stock of LifeHealth Care, Inc. (LHC) a Delaware corporation by issuing 600,000,000 shares of the Company's common stock. LHC's value was set at $1,200,000 based on the market value of the Company's shares issued. LHC is a startup company focused on dental and healthcare marketplace. LHC has no revenue and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.

DESCRIPTION OF OUR SUBSIDIARIES AND INVESTMENTS

All subsidiaries and investments were delivered to Heller Financial, Inc.
in full satisfaction of amounts due by the Company to Heller in 1999.   The
Company has no subsidiaries or investments at this time.

EMPLOYEES

As of November 2, 2006, the Company employed no employees.

The Company cannot be assured of being able to attract qualified employees in the future.

ITEM 2.    PROPERTIES

The Company's principal executive offices are located at c/o Gersten Savage LLC 600 Lexington Avenue, 10th floor, New York City, NY 10022, at no cost.

ITEM 3.    LEGAL PROCEEDINGS

None.


                                    -2-

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                  PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The common stock was suspended from trading on the Nasdaq National Market because the Company no longer had any assets. Since its stock was delisted, the common stock has been traded on the "pink sheets" or over-the-counter-market under the symbol CCWW.PK. The "pink sheets" is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market. The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock.


         Common Stock Fiscal 2004                      High        Low
         ------------------------                   ----------  ----------
         1st Quarter . . . . . . . . . . . . .           $.009       $.009
         2nd Quarter . . . . . . . . . . . . .           $.009       $.009
         3rd Quarter . . . . . . . . . . . . .           $.009       $.009
         4th Quarter . . . . . . . . . . . . .           $.009       $.009


         Common Stock Fiscal 2005                      High        Low
         ------------------------                   ----------  ----------
         1st Quarter . . . . . . . . . . . . .           $.009       $.009
         2nd Quarter . . . . . . . . . . . . .           $.009       $.009
         3rd Quarter . . . . . . . . . . . . .           $.009       $.009
         4th Quarter . . . . . . . . . . . . .           $.009       $.009


The closing price of our common stock on November 2, 2006 was $0003.

As of November 2, 2006, there were approximately 140 holders of record of common stock.

The Company has never declared or paid any cash dividends on the common stock. The Company does not anticipate declaring or paying any dividends on the common stock in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

EQUITY COMPENSATION PLAN INFORMATION

The Company does not maintain any stock option or other equity compensation plan at the date hereof.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Information


Statement of Operations Data           Years ended September 30,
                         -------------------------------------------------
                            2001      2002      2003      2004      2005
                         --------- --------- --------- --------- ---------
Revenues                  $     0   $     0   $     0   $     0   $     0
Total operating expenses        0         0         0         0         0
Net (loss)/income         (31,217)  (34,545)  (38,226)  (42,300)  (51,809)
Income (loss)/ per share   ($0.00)   ($0.00)   ($0.00)   ($0.00)   ($0.00)


                                    -3-

Balance Sheet Data                      As of September 30,
                         -------------------------------------------------
                            2001      2002      2003      2004      2005
                         --------- --------- --------- --------- ---------
Total assets             $      0  $      0  $      0  $      0  $      0
Short term liabilities    324,105   358,650   396,876   439,176   490,985
Net working capital      (324,105) (358,650) (396,876) (439,176) (490,985)
Stockholders' equity    ($324,105)($358,650)($396,876)($439,176)($490,985)

                                          Quarters Ended
                 -------------------------------------------------------------------
                 December 31,     March 31,      June 30,September 30,
                      2004          2004          2005         2005         Total
                 ------------  ------------  ------------ ------------  ------------
Revenues         $         -   $         -   $         -  $         -   $         -

Income from
 continuing
 operations                -             -             -            -             -
Interest expense      11,262        11,550        11,847       17,150        51,809
Net income (loss)    (11,262)      (11,550)      (11,847)     (17,150)      (51,809)
Net income (loss)
 per share -
 basic and
 diluted              ($0.00)       ($0.00)      ($0.00)       ($0.00)       ($0.00)

Weighted average
 common stock
 outstanding
 basic and diluted 43,838,971    43,838,971    43,838,971   43,838,971    43,838,971

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND HISTORY

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). As there were remaining assets for the creditors, the bankruptcy court closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. The Company ceased all operations and has remained in a dormant state since such date. During this period, the Company had no operations, no revenues and no employees. Recently, the Company began negotiating with an unaffiliated operating entity with a view towards to commencing operations in the dental and healthcare marketplaces. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company acquired LifeHealth Care, Inc in May 2006, there is no guarantee that the Company will secure the necessary financing to operate the assets or to acquire additional assets.

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.

Between October 17, 2005 and May 19, 2006, the Company issued 1,454,773,547 shares of common stock in exchange for consulting and other services, the elimination of debt, and to acquire a subsidiary; LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.005 to $0.002 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The stock issued is all restricted stock subject to
SEC regulation 144.   The sole creditor of the Company accepted an offer by
the Company to convert the entire amount owed, including accrued, but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. The Company believes that the combination of the extinguishment of debt in June 2005 along with the settlement with the final remaining creditor, will allow the Company to pursue its efforts to commence operations.

On March 28, 2006 the Company acquired all the Stock of LifeHealth Care, Inc. (LHC) a Delaware corporation by issuing 600,000,000 shares of the Company's common stock. LHC's value was set at $1,200,000. LHC is a startup company focused on dental and healthcare marketplace. LHC has no revenue and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOODWILL VALUATION

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair market value of our reporting units. Inherent in such fair market value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2005 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of September 30, 2005 since the Company had no goodwill recorded, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

INTANGIBLE ASSETS

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. There are no intangible assets recorded on the books of the Company as of September 30, 2005.

INCOME TAXES

The Company accounts for its income taxes using SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

REVENUES

The Company had no revenues or operations in either 2004 or 2005.

COST OF SALES

The Company had no cost of sales or operations in either 2004 or 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company had no expenses or operations in either 2004 or 2005.
Amortization and Depreciation

The Company had no amortization or depreciation expense or operations in either 2004 or 2005.

PROVISION FOR INCOME TAXES

The company had no income tax expense in either 2004 or 2005

NET INCOME

The Company had no operations in either 2004 or 2005.

FISCAL 2004 COMPARED TO FISCAL 2003

REVENUES

The Company had no revenues or operations in either 2003 or 2004.

COST OF SALES

The Company had no cost of sales or operations in either 2003 or 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company had no expenses or operations in either 2003 or 2004.
Amortization and Depreciation

The Company had no revenues or operations in either 2003 or 2004.
Provision for Income Taxes

The Company had no income tax expense in either 2003 or 2004.

NET INCOME

The Company had no operations in either 2003 or 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). As there were remaining assets for the creditors, the bankruptcy court closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. The Company ceased all operations and has remained in a dormant state since such date. During this period, the Company had no operations, no revenues and no employees. Recently, the Company began negotiating with an unaffiliated operating entity with a view towards to commencing operations in the dental and healthcare marketplaces. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company acquired LifeHealth Care, Inc in May 2006, there is no guarantee that the Company will secure the necessary financing to operate the assets or to acquire additional assets.

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.

Between October 17, 2005 and May 19, 2006, the Company issued 1,454,773,547 shares of common stock in exchange for consulting and other services, the elimination of debt and to acquire a subsidiary LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.005 to $0.002 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The stock issued is all restricted stock subject to SEC regulation 144. The sole creditor of the Company accepted an offer by the Company to convert the entire amount owed, including accrued, but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. The Company believes that the combination of the extinguishment of debt in June 2005 along with the settlement with the final remaining creditor, will allow the Company to pursue its efforts to commence operations.

On March 28, 2006 the Company acquired all the Stock of LifeHealth Care, Inc. (LHC) a Delaware corporation by issuing 600,000,000 shares of the Company's common stock. LHC's value was set at $1,200,000 based on the market value of the Company's shares issued. LHC is a startup company focused on dental and healthcare marketplace. LHC has no revenue and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.

The following table is a summary of contractual obligations recorded as of September 30, 2005.

                                        Payments due by period

                                         Less than                         More than
Contractual Obligations           Total     1 Year   1-3 years  3-5 years    5 years
                              ---------  ---------   ---------  ---------  ---------
Long-Term Debt Obligations    $       0  $       0   $       0  $       0  $       0
Operating Lease Obligations           0          0           0          0          0
Purchase Obligations                  0          0           0          0          0
Employment Contracts                  0          0           0          0          0
                              ---------  ---------   ---------  ---------  ---------
Total                         $       0  $       0   $       0  $       0  $       0
                              =========  =========   =========  =========  =========

FUTURE COMMITMENTS

The Company has no assets and is reliant on certain shareholders and investors to support its cash requirements and operations. The Company has identified certain investments and is in the process of reviewing and exploring the availability of funds required to acquire those investments and commence operations. There can be no assurance that the Company will secure the necessary financing to acquire and operate the assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold market risk sensitive instruments for trading purposes.

                                    -9-

                        Cable & Co. Worldwide, Inc.

                             TABLE OF CONTENTS
                             ------------------

                                                                      PAGE
                                                                     ------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

FINANCIAL STATEMENTS
    Condensed Balance Sheets                                           F-2

    Condensed Statements of Operations                                 F-3

    Condensed Statements of Stockholders' Equity (Deficit)             F-4

    Condensed Statements of Cash Flows                                 F-5

    Notes to Financial Statements                                F-6   F-13





                                    -9-

/Letterhead/

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         ---------------------------------------------------------


To the Board of Directors and Stockholders
Cable & Co. Worldwide, Inc.
New York, NY

We have audited the accompanying balance sheet of Cable & Co. Worldwide, Inc. (the Company) as of September 30, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Cable & Co. Worldwide, Inc. at September 30, 2005 and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cable & Co. Worldwide, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Cable & Co. Worldwide, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
November 2, 2006


                                    F-1


                        Cable & Co. Worldwide, Inc.
                          CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 2005

                                   ASSETS            2005          2004
                                  -------        ------------  ------------
Assets
     Total assets                                $         0   $         0
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Liabilities
  Accounts payable                               $   233,205   $   233,205
  Due to Shareholder                                   5,000            --
  Accrued interest                                   252,780       205,971
                                                 ------------  ------------
     Total liabilities                               490,985       439,176

Commitments, Contingencies and Other Matters

Stockholders' Equity:
  Preferred Stock, $.01 par value; authorized
   1,500,000 shares; no shares issued                     --            --
  Common stock, $0.01 par value, 1,500,000,000
   shares authorized; 43,838,971 shares issued
   and outstanding                                   438,390       438,390
  Additional paid-in capital                      15,358,352    15,358,352
  Treasury stock; 35,000 common shares, at cost      (29,676)      (29,676)
  Accumulated deficit                            (16,258,051)  (16,206,242)
                                                 ------------  ------------
Total Stockholders' Equity (Deficit)                (490,985)     (439,176)
                                                 ------------  ------------
Total Liabilities and
Stockholders' Equity (Deficit)                   $         0   $         0
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements
                                    F-2

                        Cable & Co. Worldwide, Inc.
                     CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                     2005          2004
                                                 ------------  ------------
Revenues                                          $         0   $         0

Selling, General and Administration Expenses            5,000             -
                                                 ------------  ------------
  Income from continuing operations                     5,000             -

Other income and (expenses):                                -             -

Interest Expense                                       46,809        42,300
                                                 ------------  ------------
     Total other income and (expenses)                 46,809        42,300

     Loss from operations before income tax          (46,809)      (42,300)

   Provision for Income Taxes                               -             -
                                                 ------------  ------------
Net (Loss)                                          ($46,809)     ($42,300)
                                                 ============  ============

Income (Loss) Per Share - Basic and Diluted:
  Net (Loss) Per Share                                ($0.00)       ($0.00)
                                                 ============  ============

Weighted Average Common Stock Outstanding:
  Basic and diluted                                43,838,971    43,838,971
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements
                                    F-3


                        Cable & Co. Worldwide, Inc.
           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED SEPTEMBER 30, 2005  AND 2004


                           Preferred Stock        Common Stock       Treasury Stock
                           ---------------   --------------------  ------------------
                           Shares   Amount     Shares     Amount    Shares    Amount
                           ------  -------   ----------  --------  -------- ---------
Year Ended September
 30, 2003:                      -  $     -   43,838,971  $438,390    35,000 ($29,676)

Net Income (Loss)

Balance, September
 30, 2004                       -        -   43,838,971   438,390    35,000  (29,676)
                           ------  -------   ----------  --------  -------- ---------
Net Income (Loss)               -        -            -         -         -         -

Balance, September
 30, 2005                       -  $     -   43,838,971  $438,390    35,000 ($29,676)
                           ======  =======   ==========  ========  ======== =========


                                              Additional
                                                 Paid-In     Accumulated
                                                 Capital         Deficit        Total
                                             -----------   -------------  -----------
Year Ended September
 30, 2003:                                   $15,358,352   ($16,163,942)   ($396,876)

Net Income (Loss)                                      -        (42,300)     (42,300)

Balance, September
 30, 2004                                     15,358,352    (16,206,242)    (439,176)
                                             -----------   -------------  -----------
Net Income (Loss)                                      -        (51,809)     (51,809)

Balance, September
 30, 2005                                    $15,358,352   ($16,258,051)   ($490,985)
                                             ===========   =============   ==========


The accompanying notes are an integral part of these financial statements
                                    F-4


                        Cable & Co. Worldwide, Inc.
                     CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                               2005          2004
                                                           ------------  ------------
Cash Flows from Operating Activities:
  Net income (loss)                                           ($51,809)     ($42,300)
  Changes in assets and liabilities
   Proceeds from shareholder                                     5,000             -
  Increase in accrued interest                                  46,809        42,300
                                                           ------------  ------------
     Net Cash Provided by (Used) in Operating Activities              -             -

Cash Flows from Investing Activities:
                                                           ------------  ------------
     Net Cash Provided by (Used in) Investing Activities              -             -

Cash Flows from Financing Activities:
                                                           ------------  ------------
     Net Cash Provided by (Used in) Financing Activities              -             -

Net Increase (decrease) in Cash and Cash Equivalents                  -             -

Cash and Cash Equivalents, Beginning                                  0             0
                                                           ------------  ------------
Cash and Cash Equivalents, Ending                          $          0  $          0
                                                           ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $          -  $          -
                                                           ============  ============
  Cash Paid during the year for income taxes               $          -  $          -
                                                           ============  ============


 The accompanying notes are an integral part of these financial statements
                                    F-5

                        Cable & Co. Worldwide, Inc.

                       NOTES TO FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). As there were remaining assets for the creditors, the bankruptcy court closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. The Company ceased all operations and has remained in a dormant state since such date. During this period, the Company had no operations,
no revenues and no employees.   Recently, the company began taking steps to
commence operations. The company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. There is no guarantee that the company will secure the necessary financing to acquire or operate the assets. In the year 2000, the Company changed its year end from December 31 to September 30. Since the year end change was prior to any of the periods reported on in these financial statements, and since there were no operations of any kind during the periods reported on in these financial statements, no pro-forma December 31 financial statements are included.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and incorporate the following significant accounting policies:

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives must be tested for impairment on an annual basis. The Company performs this annual impairment test at fiscal year end for goodwill.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. SFAS 142 also requires the Company to compare the fair value of an intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows or market multiples as appropriate.

The Company's goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of Strategy First acquired in 2005. For the years ended June 30, 2006 and 2005, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was no impairment of goodwill for the years ended September 30, 2005 and 2004.

INTANGIBLE ASSETS

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. The Company recognized expense of $0 for the year ended September 30, 2005 for employee stock options that vested during fiscal 2005. There were no employee stock options granted, outstanding or vested in fiscal 2005.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encouraged but did not require companies to record stock-based compensation plans using a fair value based method. The Company chose to account for stock-based compensation using the intrinsic value based method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees" for accounting periods ending before July 1, 2005. Accordingly, compensation lost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. There were no employee stock options granted, outstanding or vested in fiscal 2005.

INCOME TAXES

The Company accounts for its income taxes using SFAS No. 109, "ACCOUNTING FOR INCOME TAXES", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants. Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method. There were no stock options or warrants outstanding during the reporting periods.

                                            Loss         Shares       Per Share
                                         (Numerator)  (Denominator)     Amount
                                        -----------    -----------   -----------
For the year ended September 30, 2005:
  (Loss) to common stockholders         $   (51,809)    43,838,971   $     (.00)
                                        ============   ============  ===========

For the year ended September 30, 2004:
  (Loss) to common stockholders         $   (42,300)    43,838,971   $     (.00)
                                        ============   ============  ===========

CAPITAL STRUCTURE AND SECURITY RIGHTS

Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, par value $.01 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights. On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations. Preferred Stock - The Company has authorization to issue 1,416,347 shares of preferred stock, par value $.01 per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, ("SFAS 154"). SFAS 154 replaces Accounting Principle Bulletin No. 20 ("APB 20"), and Statement of Financial Accounting Standard No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS ("SFAS 3"), and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The provisions of FIN 48 will be effective for us on October 1, 2007. We are currently evaluating the impact of adopting FIN 48 on the financial statements, but we do not expect its adoption to have a significant transition effect.

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective during fiscal periods beginning after June 15, 2005.The adoption of SFAS 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends FASB Statement No. 67, "ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective during fiscal years beginning after June 15, 2005. The adoption of SFAS 152 is not expected to have a material impact on the Company's financial statements. In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS", an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT". This Statement revises SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. The Company has evaluated the provisions of SFAS 123(R) and determined that the share based employee compensation programs are a valuable instrument in retaining and rewarding employees and as a result, the Company will appropriately expense the costs of administering share based compensation programs as required by SFAS 123(R).

RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

NOTE 3.    RELATED PARTY TRANSACTION

In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). Heller sold all of the assets. There was a significant shortfall between the amount owed by the Company and the proceeds from the sale of assets. As there were remaining assets for the remaining creditors, Judge Burton Lifland closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. In accordance with Statement of Financial Accounting Standard No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICES OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," paragraph 16 (b), and as a result of the court's order, all other obligations were extinguished June 4, 1999. Subsequent to this date, the Company went into an extended period of dormancy. During this period, the sole remaining creditor continued its efforts to collect the amount owed by the Company. The one remaining obligation's face amount was $252,780 in 1998 and continued to accrue interest. The total amount owed at September 30, 2005 including accrued interest is $485,985. The Company settled this obligation, in full on November 7, 2005 by issuing stock, as more fully described in footnote 8.

During the year a shareholder of the Company advanced the Company $5,000 to pay for operating costs. This amount is non-interest bearing, unsecured, and due on demand.

NOTE 4.       INCOME TAXES

The Company filed its final tax returns for the year 1998. It has not filed tax returns for any period since 1998. The ability of the Company to utilize all or part of its operating tax loss caryforwards or its charitable contribution carryforwards to reduce any tax obligation in the future has not been determined. In addition, at this time, the Company has no operations and no possibility of producing taxable income to utilize any such operating tax loss caryforward or charitable contribution carryforward. For both reasons, no tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized. The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $224,000 as of September 30, 2005 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of September 30, 2005 and 2004 are as follows:

                                                     2005          2004
                                                 ------------  ------------
Deferred tax asset:
  Net operating loss carryforward                $    76,160   $    58,820
  Valuation allowance                                (76,160)      (58,820)
                                                 ------------  ------------
                                                 $         -   $         -
                                                 ============  ============

The components of income tax expense are as follows:

                                                     2005          2004
                                                 ------------  ------------
  Current Federal Tax                            $         -   $         -
  Current State Tax                                        -             -
  Change in NOL benefit                              (17,340)      (14,280)
  Change in allowance                                 17,340        14,280
                                                 ------------  ------------
                                                 $         -   $         -
                                                 ============  ============

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                                                                 Expiration
          Year of Loss                                 Amount          Date
          -----------------------------------------------------------------
              2000                               $    28,000         2020
              2001                                    31,000         2021
              2002                                    34,000         2022
              2003                                    38,000         2023
              2004                                    42,000         2024
              2005                                    51,000         2025

NOTE 5. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company has no known commitments.

LITIGATION

The Company has been inactive for over seven years. Based on searches performed in various jurisdictions that the Company previously operated in, no asserted or pending litigations were discovered. Inquiries of former officers and directors revealed no known litigation, either pending, suspended or possible. There can be no assurance that there are no potential or possible litigations in the jurisdictions searched or other jurisdictions not searched. Based on currently available information, we believe that there are no pending claims that will have a material adverse effect on the Company's operating results or financial position.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative capital and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to continue to implement their strategy to commence operations. As the Company's revenues are established, management expects to report net income possibly within one year of acquiring an operating company. With the commencement of operations, management believes they will generate sufficient funds to support operations. Officers will continue to support operations as needed for any shortfalls in cash flows.

NOTE 7.  QUARTERLY INFORMATION (UNAUDITED)

                                           Quarters Ended
                 -------------------------------------------------------------------
                 December 31,     March 31,      June 30,September 30,
                         2004          2004          2005         2005         Total
                 ------------  ------------  ------------ ------------  ------------
Revenues         $         -   $         -   $         -  $         -   $         -
Income  from
 continuing
 operations                -             -             -            -             -
Interest
 Expense              11,262        11,550        11,847        17,150       51,809
Net income
 (loss)              (11,262)      (11,550)      (11,847)     (17,150)      (51,809)

Net  income
 (loss) per
 share - basic
 and diluted           (0.00)        (0.00)        (0.00)       (0.00)        (0.00)

Weighted average
 common stock
 outstanding
 basic and
 diluted          43,838,971    43,838,971    43,838,971   43,838,971    43,838,971


NOTE 8. SUBSEQUENT EVENTS

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.

Between October 17, 2005 and May 19, 2006, the Company issued 1,454,773,547 shares of common stock in exchange for consulting and other services, the elimination of debt and to acquire LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.005 to $0.002 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The stock issued is all restricted stock subject to SEC
regulation 144.   The sole creditor of the Company accepted an offer by the
Company to convert the entire amount owed, including accrued, but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. The Company believes that the combination of the extinguishment of debt in June 1999 along with the settlement with the final remaining creditor, will allow the Company to pursue its efforts to commence operations.

The schedule below summarizes each issuance and the purpose.


Purpose of                  10/1/05 to      1/1/06 to     4/1/06 to     Total Shares
shares Issued                12/31/05       3/31/06        6/30/06        Issued
                          -------------  -------------  -------------- --------------

Debt Relief                194,396,464              -               -    194,396,464

Consulting Services                  -     18,750,000     491,627,083    510,377,083

Board of Directors
 Compensation                        -              -     150,000,000    150,000,000

LifeHealth Care,
 Inc. Acquisition                    -    600,000,000               -    600,000,000
                          -------------  -------------  -------------- --------------
                           194,396,464    618,750,000     641,627,083  1,454,773,547
                          -------------  -------------  -------------- --------------


Estimated Value of the      10/1/05 to      1/1/06 to      4/1/06 to    Total Shares
 Expenses Paid with Stock    12/31/05        3/31/06        6/30/06        Issued
                          -------------  -------------  -------------- --------------

Consulting Services       $          -   $     93,750   $  1,287,307   $  1,381,057
 Prepaid Board of
 Directors Compensation              -              -   $    300,000   $    300,000
                          -------------  -------------  -------------  -------------

The book value of the debt forgiven through the issuance of stock was $485,985 as of October 1, 2005. The appraised value of LifeHealth Care at the time of acquisition by the company was $1,200,000.

On March 28, 2006 the Company acquired all the Stock of LifeHealth Care, Inc. (LHC) a Delaware corporation by issuing 600,000,000 shares of the Company's common stock. LHC's value was set at $1,200,000 based on the market value of the Company's shares issued. LHC has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. LHC is a startup company focused on dental and healthcare marketplace. LHC has no revenue and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this annual report, under the supervision and review of the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in its periodic reports to the SEC.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the Company's evaluation. The Company can provide no assurance, however, that its system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

ITEM 9B.  OTHER INFORMATION


None.



                                     23

                                 PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers, their ages and present position are as follows:

          Name                          Age       Positions
          ---------------------         ----      ------------------------
          Martin Licht                  60        Chief Executive Officer
          Alberto Salvucci              50        Chairman of the Board
          Steven Kessler                58        President, Director
          John Grippo                   50        Chief Financial Officer

MARTIN LICHT

Martin Licht joined the company as Chief Executive Officer in 2005. Martin Licht is a practicing attorney with more than twenty five years of diversified legal experience. From 1979 through 1994 Mr. Licht was affiliated with the law firm of Hertzfeld & Rubin PC, where he directed the firm's real estate law practice. Mr. Licht served as a member of the law firm of Gallet, Dryer & Berkey from 1995 through 1997. Since 1997 Mr. Licht has been self-employed.

Mr. Licht is a specialist in mergers and acquisitions, public financings, and real estate matters, having directed approximately two hundred twenty five real estate transactions, public offerings and private placements. Under his management, Mr. Licht was responsible for raising more than $1 billion in support of these transactions.

Mr. Licht is a graduate of New York University and received LLC and J D Degrees from Brooklyn law School in 1967.

ALBERTO SALVUCCI

Alberto Salvucci has been the Chairman of the Board since January 1997. Mr. Salvucci has been the President of Cable & Co. since 1988. He has provided design, production and production control services to the Company since its inception and provided similar services to Hongson, Inc. commencing in 1989 through February 1995.

STEVEN KESSLER

Steven Kessler joined the Company in 2006 as President. Mr. Kessler is an independent financial consultant with more than 20 years of experience in the investment industry. He is a co-founder, President and Chief Executive Officer of Advanced Respiratory Technologies, Inc., a privately held medical technology company and is the President of Strategic Resources. Mr. Kessler has provided various financial and investor relations services to emerging public companies. Mr. Kessler also formerly held senior staff positions at Manufacturers Hanover Trust Company and began his career as an accountant at Alexander Grant & Company. Mr. Kessler graduated from Brooklyn College of the City University of New York with a Bachelors of Science Degree in Accounting.

JOHN GRIPPO

John Grippo joined the Company in 2006 as Chief Financial Officer. Mr. Grippo has been the president of his own financial management practice, John Grippo, Inc. since 2000. His firm provides services as the CFO to small to mid-sized public and private companies and also provides other related accounting and consulting services. Prior to that, Mr. Grippo served for ten years as a Chief Financial Officer to companies in housewares, electric vehicles and financial services industries. He worked for five years as an auditor with Arthur Andersen, LLP, followed by seven years in various accounting positions in the financial services industry. He is a member of the New York Society of Certified Public Accountants.

All of the directors of the Company hold office until their respective successors are elected, or until death, resignation or removal. Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified. The Company has not held an annual meeting since June 6, 1997. The Company intends to hold an annual meeting as soon as is practical.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors shall create a separate audit committee. Currently none of the Company's directors qualifies as a "financial expert" pursuant to Item 401 of Regulation S-B. The Company has not sought to add a director to its board who qualifies as a "financial expert" because although the Company believes it would be desirable to have a financial expert on its audit committee, the costs of retaining such an expert would be prohibitive, given the Company's resources at this time.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of the copies of the reports furnished to the Company to date, or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended September 30, 2005 were timely made.

CODE OF ETHICS

The Company's Board of Directors adopted a Code of Ethics which applies to all of the Company's directors, executive officers and employees. A copy of the Code of Ethics is available upon request to the Company's counsel at Reitler, Brown & Rosenblatt LLC 800 Third Avenue, 21st floor, New York City, NY 10022.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2003, September 30, 2004 and September 30, 2005. None of the Company's executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2005.

SUMMARY COMPENSATION TABLE


                                  Annual Compensation          Long Term Compensation
                                 ----------------------------- ----------------------
                        Fiscal                                             Securities
Name and                  Year                        Other    Restricted  Underlying
Principal                Ended                       Annual       Stock       Stock
Position              Sept. 30,  Salary   Bonus   Compensation    Awards     Options
----------------      ---------  ------- -------  ------------  ---------  ----------
Steve Kelser,              2005   $   0   $   0     $   ---        ---             0
President                  2004       0       0         ---        ---             0
                           2003       0       0         ---        ---             0

Martin Licht,              2005   $   0   $   0     $   ---        ---             0
Chief Executive            2004       0       0         ---        ---             0
Officer                    2003       0       0         ---        ---             0

John Grippo,               2005   $   0   $   0     $   ---        ---             0
Chief Financial            2004       0       0         ---        ---             0
Officer                    2003       0       0         ---        ---             0


OPTIONS GRANTED IN FISCAL 2005

None.

                                   Options Granted
                                   ---------------

                              Percent
                 Number of   of Total     Per                Value at Assumed Annual
                Securities  Employees    Share                   Rate of Stock Plan
                Underlying  in Fiscal  Exercise    Expiration      Appreciation
Name              Options      Year      Price         Date       For Option Term
--------------- ----------  ---------  --------    ----------  ----------------------
Name                                                                   5%         10%
                                                               ----------  ----------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

During the fiscal year ended September 30, 2005 no options were exercised by any of the Company's executive officers. There are no unexercised options outstanding as of September 30, 2005.

DIRECTOR COMPENSATION

The Company's directors do not receive fixed compensation for their services as directors.

1996 STOCK OPTION PLAN

The Board of Directors has terminated the Company's 1996 Stock Option Plan. No options were ever granted under our 1996 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 2, 2006, certain information as to the beneficial ownership of our common stock by:

     - each person known by us to own more than five percent (5%) of our outstanding shares;

     -    each of our directors;

     - each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

     -    all of our directors and executive officers as a group.


              Amount and Nature of Beneficial Ownership (1)(2)
             -------------------------------------------------


                                                                Percentage
Name and Address                     Common    Percentage of    of Voting
of Beneficial                    Common Stock    Ownership        Power
Shareholder                                        (1)(2)        (1) (2)
----------------------------     ------------  -------------  -------------
Alberto Salvucci
600 Lexington Avenue, 10th floor,
New York City, NY 10022            62,377,474           4.2%           4.2%

Martin Licht(4)
600 Lexington Avenue, 10th floor,
New York City, NY 10022           112,896,464           7.5%           7.5%

Henryk Jakubowski(3)
600 Lexington Avenue, 10th floor,
New York City, NY 10022           103,293,750           6.8%           6.8%

Steven Kessler
600 Lexington Avenue, 10th floor,
New York City, NY 10022           101,000,000           6.7%           6.7%

John Grippo
600 Lexington Avenue, 10th floor,
New York City, NY 10022            26,000,000           1.7%           6.7%

All executive officers and
directors as a group (2 persons)  302,273,938          20.2%          19.0%

* Less than 1%

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after November 2, 2006.
(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.
(3)  Includes shares owned jointly by Henryk and Hania Jackubowski.
(4) Includes 10,000,000 shares owned by Evan Licht, Mr. Martin Licht's son.
(5)  LifeHealth Care, Inc. is controlled by Mr. Martin Licht

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed to the Company by Chisholm, Bierwolf & Nilson LLC for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for 2005 totaled $2,500.

Tax Fees

Tax fees billed to the Company by Chisholm, Bierwolf & Nilson LLC for its tax returns for the fiscal year 2005 and 2004 were $0, and $0, respectively.

Other Fees

No other fees were billed to the Company by Chisholm, Bierwolf & Nilson LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2005 and 2004, respectively.

Audit Committee Pre-Approval Policies

None

                                  Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
Number    Description
--------  ----------------------------------------------------------------
3.1       Articles of incorporation, including amendments

3.2       By Laws, including amendments

10.1 Form of Asset Purchase Agreement, dated as of March 28, 2006, between the Company and LifeHeathCare, Inc.

21.1      Schedule of Principal Subsidiaries

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          1.  Financial Statements
          The financial statements above are included as required to be filed by Item 8:
          None

          2.  Financial Statement Schedules:
          All schedules have been omitted since the required information is included in the financial statements or notes thereto.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York City, State of New York, on the 12th day of September, 2006.

                                   Cable & Co. Worldwide, Inc.

                                   BY: /S/ Martin Licht
                                   -------------------------------
                                       Martin Licht,
                                       Chief Executive Officer

                                   BY: /S/ John Grippo
                                   -------------------------------
                                       John Grippo
                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                  Title                      Date

/S/ Alberto Salvucci
----------------           Chairman of the Board      November 2, 2006
Alberto Salvucci           of Directors

/S/ Steven Kessler
----------------           Director                   November 2, 2006
Steven Kessler


                               EXHIBIT INDEX


Exhibit
Number        Description

3.1      Articles of incorporation, including amendments
3.2      By Laws, including amendments
10.1 Form of Asset Purchase Agreement, dated as of _March 28, 2006, between the Company and LifeHeathCare, Inc.
21.1     Schedule of Principal Subsidiaries
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002