Form 10QSB
period 2005-12-31
CABLE & CO WORLDWIDE INC
filed 2006-11-13
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

       For the transition period from ______________to ______________

                       Commission file number 0-20769
                                             --------

                        CABLE & CO. WORLDWIDE, INC.
                      -------------------------------
           (Exact name of Registrant as Specified in Its Charter)

          New York                                         22-3341195
-------------------------------                        -----------------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)

            600 Lexington Avenue, 10th floor, New York, NY 10022
            ----------------------------------------------------
           (Address of Principal Executive Offices with Zip Code)


     Registrant's Telephone Number, Including Area Code: (212)-752-9700
                                                        ---------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes         No
                                                     -----     -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of common stock outstanding as of November 2, 2006 was 1,498,612,518.



PART I   FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheet at
          December 31, 2005 (Unaudited). . . . . . . . . . . . . . . . 2

          Condensed Statements of Operations (Unaudited)
          for the three ended December 31, 2005 and 2004 . . . . . . . 3

          Condensed Statements of Cash Flows (Unaudited)
          for three months ended December 31, 2005 and 2004. . . . . . 4

          Notes to the Condensed Financial Statements (Unaudited). . . 5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . 8

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . .11


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .11

Item 3.   Defaults on Senior securities. . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Securities HOlders. . . .11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .11



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


                        CABLE & CO. WORLDWIDE, INC.
                          CONDENSED BALANCE SHEET
                                (UNAUDITED)

                                                               DECEMBER 31,
                                                                   2005
                                                               ------------
                                   ASSETS
Assets                                                         $         0
                                                               ------------
Total assets                                                   $         0
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued expenses                                             $     5,000
  Due to shareholder                                                 6,088
                                                               ------------
Total liabilities                                              $    11,088
                                                               ------------
Commitments, contingencies and other matters

Stockholders' equity:
Capital stock:
  Preferred stock, $0.01 par value; authorized 1,500,000
   shares; no shares issued and outstanding                             --
  Common stock, $0.01 par value; 1,500,000,000
   shares authorized; 238,235,435 shares
   issued and outstanding                                        2,382,355
  Additional paid-in capital                                    13,870,696
  Accumulated deficit                                          (16,264,139)
                                                               ------------
     Total stockholders' equity (deficit)                      ($   11,088)
                                                               ------------
     Total liabilities and stockholders' equity                $         0
                                                               ============



 The accompanying notes are an integral part of these financial statements



                                     2

                        CABLE & CO. WORLDWIDE, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                            Three Months Ended December 31,
                                                     2005          2004
                                                 ------------  ------------
Revenues                                         $         -   $         -
                                                 ------------  ------------
Selling, general and administrative                    6,088             -
                                                 ------------  ------------
     Income from continuing operations                (6,088)            -

Other income and expense                                   -             -

Interest expense                                           -       (11,262)
                                                 ------------  ------------
     Total other income and expense                        -       (11,262)

Loss from operations before income taxes              (6,088)      (11,262)

Provision for income taxes                                 -             -
                                                 ------------  ------------
Net loss                                         ($    6,088)  ($   11,262)
                                                 ============  ============

Net income/(loss) per share:
  Basic and diluted:                             $     (0.00)  $     (0.00)
                                                 ============  ============
Weighted average common stock outstanding:
  Basic and diluted                               60,054,248    43,838,971
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements
                                     3

                        CABLE & CO. WORLDWIDE, INC.
                     CONDENSED STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                            Three Months Ended December 31,
                                                     2005          2004
                                                 ------------  ------------
Cash flow from operating activities:
   Net loss                                      $    (6,088)  $   (11,262)
  Changes in assets and liabilities
   Increase in accrued liabilities                     5,000             -
   Increase in accrued interest                            -        11,262
                                                 ------------  ------------
     Net cash provided by (used in)
     operating activities                             (1,088)            -
                                                 ------------  ------------

Cash flows from investing activities:                      -             -
                                                 ------------  ------------
     Net cash provided by (used in)
     investing activities                                  -             -
                                                 ------------  ------------

Cash flows from financing activities:
  Proceeds from shareholder                            1,088             -
                                                 ------------  ------------
     Net cash provided by (used in)
     financing activities                              1,088             -
                                                 ------------ ------------
     Net increase (decrease) in cash
     and cash equivalents                                  0             0

     Cash and cash equivalents,
     beginning of period                                   0             0
                                                 ------------  ------------
     Cash and cash equivalents, end of period    $         0   $         0
                                                 ============  ============

Supplemental cash flow information:
  Cash paid for income tax                       $         0   $         0
  Cash paid for interest                         $         0   $         0
  Shares issued for debt relief                  $   485,985   $         0
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements
                                     4

                        CABLE & CO. WORLDWIDE, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.    FINANCIAL INFORMATION

Cable & Co. Worldwide, Inc. ("Cable" or the "Company"), which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller). As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. The Company slipped into a dormant status for the next several years. During this period the Company had no operations, no revenues and no employees. Recently, the Company began taking steps to commence operations. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company did acquire LifeHealth Care, Inc in May 2006, there is no guarantee that the Company will secure the necessary financing to operate the assets or to acquire additional assets. In the year 2000, the Company changed its year end from December 31 to September
30. Since the year end change was prior to any of the periods reported on in these financial statements, and since there were no operations of any kind during the periods reported on in these financial statements, no pro-forma December 31 financial statements are included.

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. The purpose of this resolution was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability.

2.    BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2005 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2006 ("fiscal 2006") and the fiscal year ended September 30, 2005 ("fiscal 2005") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.
The Company had no outstanding options or warrants at December 31, 2005.

                                                    Loss        Shares      Per Share
                                              (Numerator) (Denominator)        Amount
                                             ------------  ------------  ------------
For the three months ended December 31, 2005:
  (Loss) to common stockholders              $    (6,088)  160,054,248   $      (.00)
                                             ============  ============  ============

For the three months ended December 31, 2004:
  (Loss) to common stockholders              $   (11,262)  (43,838,971)  $      (.00)
                                             ============  ============  ============

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ('PB') Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, will be required to be recognized by the Company. The Company has not issued any stock based compensation.

3.   RELATED PARTY TRANSACTION

In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). Heller sold all the assets. There was a significant shortfall between the amount owed by the Company and the proceeds from the sale of assets. As there were no remaining assets for the remaining creditors, Judge Burton Lifland closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. In accordance with Statement of Financial Accounting Standard No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICES OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," paragraph 16 (b), and as a result of the court's order, all other obligations were extinguished June 4, 1999. Subsequent to this date, the Company went into an extended period of dormancy. During this dormancy period, the sole remaining creditor continued to pursue collection of the amount due to him by the Company. On November 7, 2005 the sole remaining creditor of the Company accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. We believe that the combination of the extinguishment of debt in June 1999 with this settlement with the final remaining creditor will allow the Company to pursue its efforts to commence operations.

During the period ended December 31, 2005, a shareholder of the Company advanced the Company $1,088 to help pay for operating costs. This amount is unsecured, non-interest bearing, and due on demand. The total amount owed to this shareholder at December 31, 2005 is $6,088.

4.  STOCKHOLDERS' EQUITY

On November 7, 2005 the Company issued 194,396,464 shares of common stock in full satisfaction of accounts payable of $233,206 and accrued interest of $252,779, to a shareholder of the Company.


5.  SUBSEQUENT EVENTS

On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of this resolution was to create a sufficient number of shares of common stock to allow the Company to commence operations and to acquire LifeHealth Care, Inc.

Between January 1, 2006 and May 19, 2006, the Company issued 1,260,377,083 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.005 to $0.002 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The book value of the debt retired was used for the exchange of debt for stock. The stock issued is all restricted stock subject to SEC regulation 144.

The Company acquired all the outstanding stock of LifeHealth Care, Inc.
(LHC) a Delaware corporation on March 28, 2006 in exchange of 600,000,000 shares of common stock. LHC's value was set at $1,200,000 based on the market value of the Company's shares issued. The value of LHC is due to the fact that it already has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. LHC has no revenues and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with adequate financing, LHC will be able to commence operations or obtain profitable status.


ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and History

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller). As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. As a result of the court's order, all other obligations were extinguished June 4, 1999. The Company slipped into a dormant status for the next several years.

In an effort to commence operations, the company has issued and committed to issue common stock in return for services. Between October, 2005 and October, 2006, the Company issued 1,454,773,547 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc.

The Company acquired all the outstanding stock of LifeHealth Care, Inc. ("LHC") on March 28, 2006 in exchange for 600,000 shares of the Company's common stock. LHC is a startup company in the dental and healthcare marketplace that has no revenues or tangible assets. The estimated value of LHC at the time of the acquisition was $1,200,000. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. The Company has identified certain other medical related investments and is in the process of securing funds to acquire those investments and commence operations. LHC will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status. There is no certainty that the Company will secure the necessary financing to acquire or operate any assets.





Results of Operations

Quarter ended December 31, 2005 as compared to quarter ended December 31,
2004

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $6,088 in administrative expenses primarily related to efforts to revive the Company. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company. There were no expenses in the same quarter the prior year.

INTEREST EXPENSE

Interest expense of $11,262 was recorded during the first quarter of fiscal 2005, as compared to interest expense of $0 during the first quarter of fiscal 2006. The decrease in interest expense in fiscal 2006 was primarily the result of the conversion of the only interest accruing obligation into the Company's common stock.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $11,262, during the first quarter of fiscal 2005 as compared to $6,088 during the same period this year for an overall decrease in net loss of $10,654. The decrease in the loss is due to the elimination of interest bearing obligation offset by efforts to revive the Company.







Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future. There can not be any assurance that the Company will be able to secure any such financing.

The Company has negative working capital. Until it secures financing, it is unlikely that the Company will have any working capital.

The Company does not have any assets with which it can satisfy any of its outstanding obligations. The Company's ability to survive is in question. The Company is dependent on issuing its stock to exchange for goods and services.

Critical Accounting Policies

The following is a discussion of the accounting policies that the Company believes are critical to its operations:

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

Interest Expense

The Company recognizes interest expense on the accrual method.

Interest rate risk

The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.



ITEM 3:     Controls and Procedures

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

                        PART II  - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults on Senior securities

          None

Item 4.   Submission of Matters to a Vote of Securities HOlders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 31.1 Certification Pursuant to Section 302 of the
                       Sarbannes Oxley Act of 2002 for Quarterly Reports on Form 10Q

          Exhibit 31.2 Certification Pursuant to Section 302 of the
                       Sarbannes Oxley Act of 2002 for Quarterly Reports on Form 10Q

          Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350
                       Adopted Pursuant to Section 906 of the Sarbannes -Oxley Act of 2002


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  November 2, 2006

                                  CABLE & CO. WORLDWIDE, INC.

                                  /S/ Martin Licht
                                  --------------------------------------
                                      Martin Licht
                                      Chief Executive Officer


                                  /S/ John Grippo
                                  --------------------------------------
                                      John Grippo
                                      Chief Financial Officer



