Form 10QSB
period 2006-03-31
CABLE & CO WORLDWIDE INC
filed 2006-11-13
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006
                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

       For the transition period from ______________to ______________

                       Commission file number 0-20769
                                             --------

                        CABLE & CO. WORLDWIDE, INC.
                       -----------------------------
           (Exact name of Registrant as Specified in Its Charter)

          New York                                            22-3341195
-------------------------------                         -------------------
(State or Other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                         Identification No.)

              600 Third Avenue, 10th floor, New York, NY 10022
             -------------------------------------------------
           (Address of Principal Executive Offices with Zip Code)

Registrant's Telephone Number, Including Area Code: (212)-752-9700

   _____________________________________________________________________
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.

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


PART I   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet at
          March 31, 2006 (Unaudited) . . . . . . . . . . . . . . . . . 2

          Condensed Consolidated Statements of Operations
          (Unaudited) for the three and six months ended
          March 31, 2006 and 2005. . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) for six months ended March 31,
          2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . 4

          Notes to the Condensed Consolidated
          Financial Statements (Unaudited) . . . . . . . . . . . . . . 5

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

Item 3.   Defaults on Senior securities. . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Securities HOlders. . . .11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .11


SIGNATURES

                        CABLE & CO. WORLDWIDE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                                                MARCH 31,
                                                                  2006
                                                              ------------
                                   ASSETS

Assets
  Deposit                                                     $     2,200
  Intellectual property                                           100,000
  Goodwill                                                      1,169,199
  Patent costs                                                      6,730
                                                              ------------
    Total assets                                              $ 1,278,129
                                                              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued expenses                                             $    8,500
  Due to shareholder                                               84,768
                                                              ------------
    Total liabilities                                         $    93,268
                                                              ------------
Commitments, contingencies and other matters

Stockholders' equity:
Capital stock:
  Preferred stock, $0.01 par value; authorized 1,500,000
   shares; no shares issued and outstanding                            --
  Common stock, $0.01 par value; 1,500,000,000 shares
   authorized; 856,985,435 shares issued and outstanding        8,569,855
  Additional paid-in capital                                    9,006,623
  Treasury stock; 35,000 common shares, at cost                   (29,676)
  Accumulated deficit                                         (16,361,940)
                                                              ------------
Total stockholders' equity (deficit)                          $ 1,184,861
                                                              ------------
Total liabilities and stockholders' equity                    $ 1,278,129
                                                              ============


The accompanying notes are an integral part of these financial statements
                                     2

                        CABLE & CO. WORLDWIDE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                             Three Months Ended March 31, Six Months Ended March 31,
                                   2006          2005         2006          2005
                               ------------  ------------ ------------  ------------
Revenues                       $         -   $         -  $         -   $         -
                               ------------  ------------ ------------  ------------
Selling, general and
 administrative expenses            97,801             -      103,889             -
                               ------------  ------------ ------------  ------------
    Income (loss) from
    continuing operations          (97,801)            -     (103,889)            -

Other income and expense
  Interest expense                       -        11,550            -        22,812
                               ------------  ------------ ------------  ------------
    Total other income
    and expense                          -       (11,550)           -       (22,812)
                               ------------  ------------ ------------  ------------
    Loss from operations
    before income taxes            (97,801)      (11,550)    (103,889)      (22,812)

    Provision for income taxes           -             -            -             -
                               ------------  ------------ ------------  ------------
    Net loss                   ($   97,801)  ($   11,550) $  (103,889)  $   (22,812)
                               ============  ============ ============  ============
Net income/(loss) per share:
  Basic and diluted:           $     (0.00)  $     (0.00) $     (0.00)  $     (0.00)
                               ============  ============ ============  ============
Weighted average common
stock outstanding:
  Basic and diluted:            257,610,435   43,838,971  205,308,681    43,838,971
                               ============  ============ ============  ============

 The accompanying notes are an integral part of these financial statements
                                     3


                        CABLE & CO. WORLDWIDE, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                                Six Months Ended March 31,
                                                     2006         2005
                                                ------------  ------------
Cash flow from operating activities:
  Net loss                                      $  (103,889)  $   (22,812)
  Shares issued for services                         93,750             -
Changes in assets and liabilities
  Increase in accrued liabilities                     5,500             -
  Increase(decrease) in accrued interest                  -        22,812
                                                ------------  ------------
    Net cash provided by (used in)
    operating activities                             (4,639)            -
                                                ------------  ------------
Cash flows from investing activities:                     -             -
                                                ------------  ------------
    Net cash provided by (used in)
    investing activities                                  -             -
                                                ------------  ------------
Cash flows from financing activities:
  Proceeds from shareholder                           4,639             -
                                                ------------  ------------
    Net cash provided by (used in)
    financing activities                              4,639             -
                                                ------------  ------------
    Net increase (decrease) in cash
    and cash equivalents                                  0             0

    Cash and cash equivalents,
    beginning of period                                   0             0
                                                ------------  ------------
    Cash and cash equivalents, end of period    $         0   $         0
                                                ============  ============

Supplemental cash flow information:
  Cash paid for income tax                      $         0   $         0
  Cash paid for interest                        $         0   $         0
  Shares issued for debt relief                 $   485,985   $         0
  Shares issued for acquisition of
   LifeHealth Care, Inc.                        $ 1,200,000   $         0
                                                ============  ============

 The accompanying notes are an integral part of these financial statements
                                     4


                        CABLE & CO. WORLDWIDE, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability, to acquire LifeHealth Care, Inc. and to commence operations

2.    BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2006 ("fiscal 2006") and the fiscal year ended September 30, 2005 ("fiscal 2005") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.
The Company had no outstanding options or warrants at March 31, 2006.


Following is a reconciliation of the loss per share for the three months and six months ended March 31, 2006 and 2005:


                                         For the                    For the
                                   Three Months Ended          Six Months Ended
                                        March 31,                   March 31,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
  Net (loss) available to
   common shareholders         $   (97,801)  $   (11,550)  $  (103,889)  $   (22,812)
                               ============  ============  ============  ============
  Weighted average shares      257,610,435    43,838,971   205,308,681    43,838,971
                               ============  ============  ============  ============
  Basic (loss) per share (based
   on weighted average shares) $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                               ============  ============  ============  ============

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

During the six months ended March 31, 2006, a shareholder of the Company advanced the Company a total of $4,639 to pay for operating costs. This amount is non-interest bearing, unsecured, and due on demand. Advances had also been made to LifeHealth Care, Inc. in the amount of $83,568 by the same shareholder prior to the acquisition. As part of the acquisition, the advances were combined on the parent's books in the amount of $84,768. The total amount is unsecured, non-interest bearing, and due on demand.
                                     6
4.    ACQUISITION

On March 28, 2006, the Company acquired LifeHealth Care, Inc. (LHC) a Delaware corporation, a startup company focusing on the dental and healthcare marketplace. The Company issued 600,000,000 shares of Common Stock at $0.002 per share to acquire LHC.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000. LHC has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. The acquisition was accounted for as a purchase.

    Acquisition cost                                          $ 1,200,000
                                                              ============
    Net assets acquired:
       Current assets                                         $    10,639
       Intellectual property                                      100,000
       Patent                                                       6,730
                                                              ------------
         Total assets                                             117,369
                                                              ------------

    Liabilities assumed                                           (86,658)
                                                              ------------
         Total liabilities                                        (86,658)
                                                              ------------
    Amount assigned to goodwill                               $ 1,169,199
                                                              ============

LHC has no revenues or tangible assets and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with adequate financing, LHC will be able to commence operations or obtain profitable status.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS" No. 142), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.

Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter. The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include changes in technology, significant litigation or other items.

Intellectual property will be amortized over the estimated useful life of ten years.

5.  STOCKHOLDERS' EQUITY

On November 7, 2005 the Company issued 194,396,464 shares of common stock in full satisfaction of accounts payable of $233,206 and accrued interest of $252,779, to a shareholder of the Company.

During the quarter ended March 31, 2006, the Company issued 18,750,000 shares of common stock for services performed in behalf of the Company. The shares were valued at $0.005 per share.

On March 28, 2006, the Company issued 600,000,000 shares of common stock to acquire LifeHealth Care, Inc. The shares were valued at $0.002 per share.

6.  SUBSEQUENT EVENTS

During the quarter ended June 30, 2006, the Company issued a total of 641,627,083 shares of common stock for services rendered and to be rendered on behalf of the Company. Accordingly, the amount of $1,381,056 was recorded on the face of the statements of operations and balance sheet.

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

The Company acquired all the outstanding stock of LifeHealth Care, Inc. ("LHC") on March 28, 2006 in exchange for 600,000,000 shares of the Company's common stock. LHC is a startup company in the dental and healthcare marketplace that has no revenues or tangible assets. The estimated value of LHC at the time of the acquisition was $1,200,000. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. The Company has identified certain other medical related investments and is in the process of securing funds to acquire those investments and commence operations. LHC will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status. There is no certainty that the Company will secure the necessary financing to acquire or operate any assets.







RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 AS COMPARED TO QUARTER ENDED MARCH 31, 2005

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $97,801 in administrative expenses primarily related to efforts to revive the Company. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company. There were no expenses in the same quarter the prior year.

INTEREST EXPENSE

Interest expense of $0 was recorded during the second quarter of fiscal 2006, as compared to interest expense of $11,550 during the second quarter of fiscal 2005. The decrease in interest expense in fiscal 2006 was the result of the conversion of the only interest accruing obligation into the Company's common stock.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $97,801, during the second quarter of fiscal 2006 as compared to $11,550 during the same quarter the prior year for an overall increase in net loss of $86,251. The increase in the loss was due to the efforts to revive the Company.

SIX MONTHS ENDED MARCH 31, 2005 AS COMPARED TO SIX MONTHS ENDED MARCH 31,
2004

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $103,889 in administrative expenses primarily related to efforts to revive the Company. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company. There were no expenses during the comparable period the prior year.

INTEREST EXPENSE

Interest expense of $22,812 was recorded during the first six months of fiscal 2005, as compared to interest expense of $0 during the comparable period of fiscal 2006. The decrease in interest expense in fiscal 2005 was the result of the conversion of the only interest accruing obligation into the Company's common stock.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $103,889 during the first six months of fiscal 2006 as compared to $22,812 during the same period in the prior year for an overall increase in net loss of $81,077. The increase in the loss is due to the efforts to revive the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has no assets and no operations. The Company intends to seek financing to commence operations in the near future. There can not be any assurance that the Company will be able to secure any such financing.

The Company has negative working capital. Until it secures financing, it is unlikely that the Company will have any working capital.

The Company does not have any liquid assets with which it can satisfy any of its outstanding obligations. The Company's ability to survive is in question. The Company is dependent on issuing its stock to exchange for goods and services.

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

Goodwill Valuation

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The process of determining goodwill requires judgment. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. For those reasons, we believe that the accounting estimate related to goodwill impairment is a critical accounting estimate.

Intangible Assets

Intangible assets include patent costs and European Union product approval costs. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of June 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of September 30, 2006, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

INTEREST EXPENSE

The Company recognizes interest expense on the accrual method.

INTEREST RATE RISK

The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

ITEM 4:   Controls and Procedures

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

Date:  November 2, 2006
                                     CABLE & CO. WORLDWIDE, INC.

                                     /S/ Martin Licht
                                     ---------------------------------------
                                     Martin Licht
                                     Chief Executive Officer


                                     /S/ John Grippo
                                     ---------------------------------------
                                     John Grippo
                                     Chief Financial Officer














