Form 10QSB
period 2006-06-30
CABLE & CO WORLDWIDE INC
filed 2006-11-13
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006
                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

       For the transition period from ______________to ______________

                       Commission file number 0-20769
                                             --------

                        CABLE & CO. WORLDWIDE, INC.
                       ------------------------------
           (Exact name of Registrant as Specified in Its Charter)

     New York                                                22-3341195
-------------------------------                        --------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                         Identification No.)

              600 Third Avenue, 10th floor, New York, NY 10022
             --------------------------------------------------
           (Address of Principal Executive Offices with Zip Code)

     Registrant's Telephone Number, Including Area Code: (212)-752-9700
                                                        ----------------
   _____________________________________________________________________
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.   Yes          No  ___

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



PART I   FINANCIAL INFORMATION

Item 1    Condensed Consolidated Balance Sheet at
          June 30, 2006 (Unaudited). . . . . . . . . . . . . . . . . . . .2

          Condensed Consolidated Statements of Operations
          (Unaudited) for the three and nine months ended
          June 30, 2006 and 2005 . . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) for nine months ended June 30, 2006
          and 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Notes to the Condensed Consolidated
          Financial Statements (Unaudited) . . . . . . . . . . . . . . . .5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . .9

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . 11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . 11

Item 3.   Defaults on Senior securities. . . . . . . . . . . . . . . . . 11

Item 4.   Submission of Matters to a Vote of Securities Holders. . . . . 11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                CABLE & CO. WORLDWIDE, INC.  and SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                                                JUNE 30,
                                                                  2006
                                                              ------------
                                   ASSETS
Current assets                                                $       348
                                                              ------------
   Total Current Assets                                       $       348
                                                              ============

Other Assets
  Deposit                                                     $     2,200
  Intellectual property                                           100,000
  Goodwill                                                      1,169,199
  Patent                                                            6,730
                                                              ------------
    Total Other Assets                                          1,278,129
                                                              ------------
    Total assets                                              $ 1,278,477
                                                              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued expenses                                            $     8,648
  Due to shareholder                                               85,218
                                                              ------------
Total liabilities                                             $    93,866
                                                              ------------
Commitments, contingencies and other matters

Stockholders' equity:
Capital stock:
  Preferred stock, $0.01 par value; authorized 1,500,000
   shares; no shares issued and outstanding                            --
  Common stock, $0.01 par value; 1,500,000,000
   shares authorized; 1,498,612,518 shares
   issued and outstanding                                      14,986,126
  Prepaid expenses                                               (300,000)
  Additional paid-in capital                                    3,847,981

Accumulated deficit                                           (17,349,496)
                                                              ------------
Total stockholders' equity (deficit)                          $ 1,184,263
                                                              ------------
Total liabilities and stockholders' equity                    $ 1,278,477
                                                              ============

The accompanying notes are an integral part of these financial statements
                                     2

                 CABLE & CO. WORLDWIDE, INC. and SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                              Three Months Ended June 30, Nine Months Ended June 30,
                                   2006          2005         2006          2005
                               ------------  ------------ ------------  ------------
Revenues                       $         -   $         -  $         -   $         -
                               ------------  ------------ ------------  ------------
Selling, general and
  administrative expense           987,556             -    1,091,445             -
                               ------------  ------------ ------------  ------------
    Loss from continuing
    operations                    (987,556)            -   (1,091,445)            -

Other income and expense                 -             -            -             -

Interest expense                         -        12,150            -        34,658
                               ------------  ------------ ------------  ------------
    Total other income
    and expense                          -       (12,150)           -       (34,658)

Loss from operations
before income taxes               (987,556)      (12,150)  (1,091,445)      (34,658)

Provision for income taxes               -             -            -             -
                               ------------  ------------ ------------  ------------
Net loss                       ($  987,556)  ($   12,150) ($1,091,445)  ($   34,658)
                               ============  ============ ============  ============
Net income/(loss) per share:
  Basic and diluted:           $     (0.00)  $     (0.00) $     (0.00)  $     (0.00)
                               ============  ============ ============  ============
Weighted average common
stock outstanding:
  Basic and diluted:           941,595,600    43,838,971  444,487,654    43,838,971
                               ============  ============ ============  ============




 The accompanying notes are an integral part of these financial statements
                                     4



                CABLE & CO. WORLDWIDE, INC. and SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                                Nine Months Ended June 30,
                                                    2006          2005
                                                ------------  ------------
Cash flow from operating activities:
  Net loss                                     $ (1,091,445) $    (34,658)
  Share issued for services                       1,081,056             -

Changes in assets and liabilities
  Increase in prepaid expenses                         (348)            -
  Increase in accrued liabilities                     5,648             -
  Increase in accrued interest                            -        34,658
                                                ------------  ------------
    Net cash provided by (used in)
    operating activities                             (5,089)            -
                                                ------------  ------------
Cash flows from investing activities:                     -             -
                                                ------------  ------------
    Net cash provided by (used in)
    investing activities                                  -             -

Cash flows from financing activities:
  Proceeds from shareholder                           5,089             -
                                                ------------  ------------
    Net cash provided by (used in)
    financing activities                              5,089             -
                                                ------------  ------------

    Net increase (decrease) in cash and
    cash equivalents                                      0             0
                                                ------------  ------------
    Cash and cash equivalents,
    beginning of period                                   0             0
                                                ------------  ------------
    Cash and cash equivalents, end of period    $         0   $         0
                                                ============  ============

Supplemental cash flow information:
  Cash paid for income tax                      $         0   $         0
  Cash paid for interest                        $         0   $         0
  Shares issued for debt relief                 $   485,985   $         -
  Shares issued in advance for services         $   300,000   $         -
  Shares issued for acquisition of
   LifeHealth Care, Inc.                        $ 1,200,000   $         -
                                                ============  ============

The accompanying notes are an integral part of these financial statements
                                     4



                 CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

2.    BASIS OF PREPARATION

The unaudited consolidated financial statements include the accounts of the Company and of its subsidiary. Investments in affiliates are accounted for under the equity or cost method of accounting. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2006 ("fiscal 2006") and the fiscal year ended September 30, 2005 ("fiscal 2005") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.
The Company had no outstanding options or warrants at June 30, 2006.

Following is a reconciliation of the loss per share for the three months and nine months ended June 30, 2006 and 2005:


                                        For the                     For the
                                   Three Months Ended         Nine Months Ended
                                        June 30,                    June 30,
                                   2006         2005          2006           2005
                               ------------ ------------  ------------   ------------
  Net (loss) available to
    common shareholders        $  (987,556)  $   (12,150) $(1,091,445)  $   (34,658)
                               ============ ============  ============   ============
  Weighted average shares      941,595,600    43,838,971  444,487,654    43,838,971
                               ============ ============  ============   ============
  Basic (loss) per share (based
   on weighted average shares) $     (0.00)  $     (0.00) $     (0.00)  $     (0.00)
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

During the nine months ended June 30, 2006, a shareholder of the Company advanced the Company a total of $5,089 to pay for operating costs. This amount is non-interest bearing, unsecured, and due on demand. Advances had also been made to LifeHealth Care, Inc. in the amount of $83,568 by the same shareholder prior to the acquisition. As part of the acquisition, the advances were combined on the parent's books in the amount of $85,218. The total amount is unsecured, non-interest bearing, and due on demand.

4.    ACQUISITION

On March 28, 2006, the Company acquired LifeHealth Care, Inc. (LHC) a Delaware corporation, a startup company focusing on the dental and healthcare marketplace. The Company issued 600,000,000 shares of Common Stock to acquire LHC at $.002 per share.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000. LHC has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. The acquisition was accounted for as a purchase.

     Acquisition cost                           $ 1,200,000

     Net assets acquired:
       Current assets                           $    10,639
       Goodwill                                   1,169,199
       Intellectual property                        100,000
       Patent                                         6,730
                                                ------------
          Total assets                              117,369

     Liabilities assumed                            (86,658)
                                                ------------
          Total liabilities                         (86,658)
                                                ------------
       Amount assigned to goodwill              $ 1,169,199
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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.

Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter. The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include changes in technology, significant litigation or other items.

Intellectual property will be amortized over the estimated useful life of ten years.

5.  STOCKHOLDERS' EQUITY

On November 7, 2005 the Company issued 194,396,464 shares of common stock in full satisfaction of accounts payable of $233,206 and accrued interest of $252,779, to a shareholder of the Company.

On March 2, 2006, the Company issued 18,750,000 shares of common stock in exchange for $93,750 of services performed in behalf of the Company. The shares were valued at $0.005 per share.

On March 28, 2006 the Company issued 600,000,000 shares of common stock to acquire LifeHealth Care, Inc. The shares were valued at $0.002 per share.

On May 19, 2006, the Company issued a total of 491,627,083 shares of common stock in exchange for services rendered rendered on behalf of the Company. The Company also issued an additional 150,000,000 shares of common stock for services to be rendered, in the future, in behalf of the Company. The market value used to value the stock issued was $0.002. Accordingly, $983,254 has been recognized as expense in the statement of operations.
The Company also recognized $300,000 in prepaid expenses for services. Since these expenses were satisfied in the Company's common stock, the amount has been recorded as a deduction from stockholders' equity.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2006 AS COMPARED TO QUARTER ENDED JUNE 30, 2005

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $987,556 in administrative expenses primarily related to efforts to revive the Company. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company. There were no expenses incurred during the comparable quarter the prior year as the Company was dormant.

INTEREST EXPENSE

Interest expense of $0 was recorded during the second quarter of fiscal 2006, as compared to interest expense of $12,150 during the second quarter of fiscal 2005. The decrease in interest expense in fiscal 2006 was the result of the conversion of the only interest accruing obligation into the Company's common stock.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $987,556, during the third quarter of fiscal 2006 as compared to $12,150 during the same quarter the prior year for an overall increase in net loss of $975,406. The increase in the loss was due to the efforts to revive the Company.

NINE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO NINE MONTHS ENDED JUNE 30,
2004

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $1,091,445 in administrative expenses during the first nine months of fiscal 2006 primarily related to efforts to revive the Company. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company. There were no expenses incurred during the comparable period the prior year as the Company was dormant.

INTEREST EXPENSE

Interest expense of $46,809 was recorded during the first nine months of fiscal 2005, as compared to interest expense of $0 during the comparable period of fiscal 2006. The decrease in interest expense in fiscal 2005 was primarily the result of the conversion of the only interest accruing obligation into the Company's common stock.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $1,091,445 during the first nine months of fiscal 2006 as compared to $46,809 during the same period in the prior year for an overall increase in net loss of $1,044,636. The increase in the loss is due to the efforts to revive the Company.

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

Date:  November 2, 2006           CABLE & CO. WORLDWIDE, INC.



                                  /S/ Martin Licht
                                  ------------------------------------------
                                      Martin Licht
                                      Chief Executive Officer


                                  /S/ John Grippo
                                  ------------------------------------------
                                      John Grippo
                                      Chief Financial Officer




