Form 10KSB
period 2006-09-30
CABLE & CO WORLDWIDE INC
filed 2007-01-17
CIK 1009830

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2006
                                          ------------------
                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ______________________

                       Commission file number 0-20769
                                             --------

                        Cable & Co. Worldwide, Inc.
           (Exact name of Registrant as specified in its charter)

       Delaware                                          22-3341195
-------------------------------         -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

             600 Lexington Ave., 10th floor, New York, NY 10022
            ----------------------------------------------------
           (Address of Principal Executive Offices with Zip Code)

     Registrant's telephone number, including area code (212) 752-9700
                                                         -------------
     Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
     None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.01 par value
                     ---------------------------------
                             ("Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes        No  X
                                        ----      ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of January 11, 2007, was $1,788,000. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of January 11, 2007, there were 1,498,612,518 shares of the Registrant's Common Stock outstanding.

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

EMPLOYEES

As of January 11, 2007, the Company employed no employees.
The Company cannot be assured of being able to attract qualified employees in the future.

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

                                                     High           Low
                                                  -----------   -----------
Common Stock Fiscal 2005
------------------------
1st Quarter. . . . . . . . . . . . . . . . . .         $.009         $.009
2nd Quarter. . . . . . . . . . . . . . . . . .         $.009         $.009
3rd Quarter. . . . . . . . . . . . . . . . . .         $.009         $.009
4th Quarter. . . . . . . . . . . . . . . . . .         $.009         $.009

1st Quarter. . . . . . . . . . . . . . . . . .         $.0027        $.0010
2nd Quarter. . . . . . . . . . . . . . . . . .         $.0055        $.0020
3rd Quarter. . . . . . . . . . . . . . . . . .         $.0030        $.0007
4th Quarter. . . . . . . . . . . . . . . . . .         $.001         $.0003


The closing price of our common stock on January 11, 2007 was $0003.

As of January 11, 2007, there were approximately 140 holders of record of common stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

Selected   Financial Information

Statement of
 Operations Data                                         Years ended September 30,
                  -------------------------------------------------------------------
                       2002         2003          2004          2005          2006
                  ------------ ------------  ------------  ------------  ------------
Revenues            $       0    $       0     $       0     $       0     $       0
Total operating
  expenses                  0            0             0             0             0
Net (loss)/income     (34,545)     (38,226)      (42,300)      (51,809)   (1,120,666)
Income (loss)/
  per share            ($0.00)      ($0.00)       ($0.00)       ($0.00)        ($0.0)



Balance Sheet Data                         As of September 30,
                  -------------------------------------------------------------------
                       2002         2003          2004          2005          2006
                  ------------ ------------  ------------  ------------  ------------
Total assets       $        0   $        0    $        0    $        0    $1,273,477
Short term
  liabilities         358,650      396,876       439,176       490,985       118,088
Net working
  capital            (358,650)    (396,876)     (439,176)     (490,985)     (115,541)
Stockholders'
  equity (deficit)  ($358,650)   ($396,876)    ($439,176)    ($490,985)  ($1,155,389)

                                             Quarters Ended
                  -------------------------------------------------------------------
                       2002         2003          2004          2005          2006
                  ------------ ------------  ------------  ------------  ------------

Revenues           $        -   $        -    $        -    $        -    $        -
Loss  from
  continuing
  operations            6,088       97,801       987,556        29,221     1,120,666
Interest Expense            -            -             -             -             -
Net income (loss)      (6,088)     (97,801)     (987,556)      (29,221)   (1,120,666)
Net  income
  (loss)per
  share - basic
  and diluted           (0.00)       (0.00)        (0.00)        (0.00)        (0.00)
Weighted average
  common stock
  outstanding
    basic and
  diluted          202,314,349  257,610,435 1,216,578,635 1,498,612,518   795,558,539


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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of September 30, 2006, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

INTANGIBLE ASSETS

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. There are no intangible assets recorded on the books of the Company as of September 30, 2006.

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

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

REVENUES

The Company had no revenues or operations in either 2005 or 2006.

COST OF SALES

The Company had no cost of sales or operations in either 2005 or 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $1,115,666 in administrative expenses in 2006 primarily related to efforts to revive the Company. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company. There was only $5,000 in expenses incurred during the 2004 as efforts to revive the Company were just starting.

AMORTIZATION AND DEPRECIATION

The Company had $5,000 in amortization expense and no depreciation expense in 2006 from the amortization of its intangible asset. The Company had $0.0 in amortization and depreciation expense 2005 as it had no assets.

INTEREST EXPENSE

Interest expense of $0 was recorded fiscal 2006, as compared to interest expense of $46,809 during fiscal 2005. The decrease in interest expense in fiscal 2006 was the result of the conversion of the only interest accruing obligation into the Company's common stock.

PROVISION FOR INCOME TAXES

The company had no income tax expense in either 2005 or 2006.

NET INCOME

The Company recognized net losses of $1120,666, during fiscal 2006 as compared to $51,809 during the prior year for an overall increase in net loss of $1,068,857. The increase in the loss was due to the efforts to revive the Company.

FISCAL 2005 COMPARED TO FISCAL 2004

REVENUES

The Company had no revenues or operations in either 2004 or 2005.

COST OF SALES

The Company had no cost of sales or operations in either 2004 or 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $5,000 in administrative expenses in 2005 primarily related to efforts to revive the Company. The expenses were paid in cash on behalf of the Company. There were no expenses incurred during 2004 as the Company was dormant.

AMORTIZATION AND DEPRECIATION

The Company had no revenues or operations in either 2004 or 2005.

INTEREST EXPENSE

Interest expense of $46,809 was recorded fiscal 2005, as compared to interest expense of $42,300 during fiscal 2004. The increase in interest expense in fiscal 2005 was the result of the compounding of interest on the Company's only obligation which remained unpaid.

PROVISION FOR INCOME TAXES

The Company had no income tax expense in either 2004 or 2005.

NET INCOME

The Company recognized net losses of $51,809, during fiscal 2005 as compared to $42,300 during the prior year for an overall increase in net loss of $9,509. The increase in the loss was due to the efforts to revive the Company and the compounding of interest.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

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

The following table is a summary of contractual obligations recorded as of September 30, 2006.

                                                Payments due by period
                       --------------------------------------------------------------
                                      Less than                             More than
Contractual Obligations       Total      1 Year    1-3 years   3-5 years      5 years
                       ------------ -----------  ----------- -----------  -----------
Long-Term Debt
  Obligations          $         0  $        0   $        0  $        0   $        0
Operating Lease
  Obligations                    0           0            0           0            0
Purchase Obligations             0           0            0           0            0
Employment Contracts             0           0            0           0            0
                       ------------ -----------  ----------- -----------  -----------
     Total             $         0  $        0   $        0  $        0   $        0
                       ============ ===========  =========== ===========  ===========

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

                        Cable & Co. Worldwide, Inc.

                             TABLE OF CONTENTS
                             -----------------

                                                                      PAGE
                                                                    -------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets                              F-2

    Condensed Consolidated Statements of Operations                    F-3

    Condensed Consolidated Statements of Stockholders'
     Equity (Deficit)                                                  F-4

    Condensed Consolidated Statements of Cash Flows                    F-5

    Notes to Financial Statements                               F-6   F-13

/Letterhead/

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         ---------------------------------------------------------


To the Board of Directors and Stockholders
Cable & Co. Worldwide, Inc.
New York, NY


We have audited the accompanying consolidated balance sheet of Cable & Co. Worldwide, Inc. (the Company) as of September 30, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable & Co. Worldwide, Inc. at September 30, 2006 and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Cable & Co. Worldwide, Inc. will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, Cable & Co. Worldwide, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Chisholm, Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson LLC
Bountiful, Utah
January 11, 2007


                                    -F1-

                        Cable & Co. Worldwide, Inc.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 2006

                                   ASSETS                           2006
                                                               ------------
Current assets:
  Prepaid                                                      $       348
                                                               ------------
Total current assets                                                   348

Other assets:
  Deposit                                                      $     2,200
  Intellectual property, net                                        95,000
  Patent                                                             6,730
  Goodwill                                                       1,169,199
                                                               ------------
Total other assets                                               1,273,129
                                                               ------------
Total assets                                                   $ 1,273,477
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Lliabilities:
---------------------
  Accrued liabilities                                          $    32,870
  Due to shareholder                                                85,218
                                                               ------------
Total current liabilities                                          118,088
                                                               ------------
Total liabilities                                                  118,088

Total long term liabilities                                         85,218

Commitments, Contingencies and Other Matters                            --

Total liabilities                                                  118,088

Stockholders' Equity:

  Preferred Stock, $.01 par value;
   authorized 1,500,000 shares; no shares issued                        -
  Common stock, $0.01 par value,1,500,000,000
   shares authorized; 1,498,612,518 and 43,838,971
   shares issued and outstanding                                14,986,125
  Prepaid expenses                                                (300,000)
  Additional paid-in capital                                     3,847,981
  Accumulated deficit                                          (17,378,717)
                                                               ------------
Total Stockholders' Equity (Deficit)                             1,155,389
                                                               ------------
Total Liabilities and Stockholders' Equity                     $ 1,273,477
                                                               ============

 The accompanying notes are an integral part of these financial statements
                                    -F2-

                        Cable & Co. Worldwide, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                     2006           2005
                                                 ------------  ------------
Revenues                                          $        0    $        0
Professional fees                                  1,107,043             -
General & administrative expenses                     13,623         5,000
                                                 ------------  ------------
Total selling, general and administration expenses 1,120,666         5,000
                                                 ------------  ------------
     Loss from continuing operations              (1,120,666)        5,000

Other (income) and expenses:
  Interest expense                                         -        46,809
                                                 ------------  ------------
Total other (income) and expenses                          -        46,809
                                                 ------------  ------------

     Loss from operations before income tax       (1,120,666)      (46,809)

Provision for income taxes                                 -             -
                                                 ------------  ------------
Net (loss)                                       ($1,120,666)     ($51,809)
                                                 ============  ============
Income (Loss) Per Share   Basic and Diluted:
  Net Income (Loss) per share                         ($0.00)       ($0.00)
                                                 ============  ============

Weighted Average Common Stock Outstanding:
  Basic and diluted                              795,558,539    43,838,971
                                                 ============  ============


The accompanying notes are an integral part of these financial statements
                                    -F3-

                      Cable & Co. Worldwide, Inc.
    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                           Preferred Shares           Common Stock          Prepaid
                         Shares    Amount         Shares        Amount     Expenses
                        --------- ---------  -------------  ------------  -----------
Year Ended September
 30, 2004:                     -  $      -     43,838,971      $438,390   $        -

Net (loss) for the
 year ended
 September 30, 2005            -         -              -             -            -
                        --------- ---------  -------------   -----------  -----------
Balance, September
 30, 2005                      -         -     43,838,971       438,390            -

Shares issued for debt
 relief                        -         -    194,396,464     1,943,965   (1,457,980)

Shares issued for
 acquisition of
 LifeHealth Care, Inc.         -         -    600,000,000     6,000,000            -

Issuance of common
 stock for services                            660,377,083     6,603,770    (300,000)

Net (loss) for the
 year ended September
 30, 2006
                        --------- ---------  -------------  ------------  -----------
Balance,
 September 30, 2006            -  $      -   1,498,612,518  $14,986,125     (300,000)
                        ========= =========  =============  ============  ===========

                                              Additional
                                               Paid-in      Accumulated
                                               Capital        Deficit        Total
                                            ------------  -------------  ------------
Year Ended September
 30, 2004:                                  $15,328,676    (16,206,242)    ($439,176)

Net (loss) for the
 year ended
 September 30, 2005                                   -        (51,809)      (51,809)
                                            ------------  -------------  ------------
Balance, September
 30, 2005                                    15,328,676   ($16,258,051)    ($490,985)

Shares issued for debt
 relief                                      (1,457,980)             -       485,985

Shares issued for
 acquisition of
 LifeHealth Care, Inc.                       (4,800,000)             -     1,200,000

Issuance of common
 stock for services                          (5,222,715)             -     1,081,055

Net (loss) for the
 year ended September
 30, 2006                                             -     (1,120,666)   (1,120,666)
                                            ------------  -------------  ------------
Balance,
 September 30, 2006                          $3,847,981   ($17,378,717)  $ 1,155,389
                                            ============  =============  ============

 The accompanying notes are an integral part of these financial statements
                                    -F4-
                        Cable & Co. Worldwide, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                               2006          2005
                                                           ------------  ------------
Cash Flows from Operating Activities:
  Net (loss)                                               ($1,120,666)     ($51,809)
  Shares issued for services                                 1,081,056             -
  Amortization                                                   5,000             -
Changes in assets and liabilities
  Increase in prepaid expenses                                    (348)            -
  Increase in accrued liabilities                               29,870             -
  Increase in accrued interest                                       -        46,809
                                                           ------------  ------------
Net Cash Provided by (Used) in Operating Activities             (5,088)       (5,000)

Cash Flows from Investing Activities:
  Net Cash  Provided by (Used in) Investing Activities               -             -
                                                           ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from shareholder                                      5,088         5,000
                                                           ------------  ------------
  Net Cash Provided by (Used in) Financing Activities            5,088         5,000

Net Increase (decrease) in Cash and Cash Equivalents                 -             -

Cash and Cash Equivalents, Beginning                                 0             0
                                                           ------------  ------------
Cash and Cash Equivalents, Ending                          $         0   $         0
                                                           ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $         -   $         -
                                                           ============  ============
  Cash Paid during the year for income taxes               $         -   $         -
                                                           ============  ============
  Shares issued for debt relief                                486,985             -
                                                           ============  ============
  Shares issued in advance for services                        300,000             -
                                                           ============  ============
  Shares issued for the acquisition of
   LifeHealth Care, Inc.                                     1,200,000             -
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements
                                    -F5-

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



                                    -F6-

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

The Company's goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of LifeHealth Care, Inc. acquired in 2006. For the year ended September 30, 2006, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. There was no impairment of goodwill for the year ended September 30, 2006.

INTANGIBLE ASSETS

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life of ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required. At September 30, 2005 and 2006 the amortization expense on intangible assets amounted to $5,000 and $0, respectively. The patent costs relate to a patent application. The patent has not been granted. When the patent is granted, the amount will be amortized. If the application is denied, the amount will be written off.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005. The Company recognized expense of $0 for the year ended September 30, 2006 for employee stock options that vested during fiscal 2006 or 2005. There were no employee stock options granted, outstanding or vested in fiscal 2006 or 2005.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encouraged but did not require companies to record stock-based compensation plans using a fair value based method. The Company chose to account for stock-based compensation using the intrinsic value based method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees" for accounting periods ending before July 1, 2005. Accordingly, compensation lost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. There were no employee stock options granted, outstanding or vested in fiscal 2006 or 2005.


                                    -F7-

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

                                                Loss        Shares     Per Share
                                         (Numerator) (Denominator)        Amount
                                        ------------  ------------  ------------
For the year ended September 30, 2006:
  (loss) to common stockholders         $(1,120,666)  795,558,539   $      (.00)
                                        ============  ============  ============
For the year ended September 30, 2005:
  (loss) to common stockholders         $   (51,809)   43,838,971   $      (.00)
                                        ============  ============  ============

CAPITAL STRUCTURE AND SECURITY RIGHTS

Common Stock - The Company was initially authorized to issue 50,000,000 shares of common stock, par value $.01 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights. On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000. On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations. Preferred Stock - The Company has authorization to issue 1,500,000 shares of preferred stock, par value $.01 per share.

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


                                    -F8-

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

                                    -F9-

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "ACCOUNTING CHANGES AND ERROR CORRECTIONS." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "ACCOUNTING CHANGES," which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management has adopted these provisions.

In February 2006, the FASB issued SFAS Statement No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "APPLICATION OF STATEMENT 133 TO BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS." This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income. The funded status of a plan is measured as the difference between plan assets at fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

                                   -F10-

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles. In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer's year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006. Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007. The Company does not anticipate that the adoption of SFAS 158 will have any impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

NOTE 3.    INTANGIBLE ASSET

The components of amortized intangible asset as of September 30, 2006 is as follows

     CE Designation Gross Carrying Amount                      $   100,000
     Accumulated Amortization                                       (5,000)
                                                               ------------
       Net Carrying Amount                                     $    95,000
     Patent Cost                                                     6,730
                                                               ------------
       Total Net Carrying Amount                               $   101,730
                                                               ============

Amortization expense for intangible assets was $5,000 and $0 for the years ended September 30, 2006 and 2005 respectively. The patent costs relate to a patent application. The patent has not been granted. When the patent is granted, the amount will be amortized. If the application is denied, the amount will be written off.

NOTE 4.    RELATED PARTY TRANSACTION

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

                                   -F11-

During the year a shareholder of the Company advanced the Company $5,088 to pay for operating costs. This amount is non-interest bearing, unsecured, and due on demand, however the shareholder has agreed not to demand payments for one year. In fiscal 2005, the shareholder advanced $3,351 to the Company under the same terms. The same shareholder advanced $85,218 to LifeHealth Care, Inc. prior to its being acquired by the Company. The terms of the advance to LifeHealth Care, Inc. are the same.

NOTE 5.       INCOME TAXES

The Company filed its final tax returns for the year 1998. It has not filed tax returns for any period since 1998. The ability of the Company to utilize all or part of its operating tax loss caryforwards or its charitable contribution carryforwards to reduce any tax obligation in the future has not been determined. In addition, at this time, the Company has no operations and no possibility of producing taxable income to utilize any such operating tax loss caryforward or charitable contribution carryforward. For both reasons, no tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized. The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carryforward of $1,318,000 as of September 30, 2006 that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of September 30, 2006 and 2005 are as follows:

                                                               2006          2005
                                                           ------------  ------------
Deferred tax asset:
     Net operating loss carryforward                       $   457,160   $    76,160
     Valuation allowance                                      (457,160)      (76,160)
                                                           ------------  ------------
                                                           $         -   $         -
                                                           ============  ============

The components of income tax expense are as follows:

                                                               2006          2005
                                                           ------------  ------------
     Current Federal Tax                                   $         -   $         -
     Current State Tax                                               -             -
     Change in NOL benefit                                    (381,000)      (17,340)
     Change in allowance                                       381,000        17,340
                                                           ------------  ------------
                                                           $         -   $         -
                                                           ============  ============


                                   -F12-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                                 Expiration
          Year of Loss                                Amount           Date
          -----------------------------------------------------------------
               2000                             $    28,000           2020
               2001                                  31,000           2021
               2002                                  34,000           2022
               2003                                  38,000           2023
               2004                                  42,000           2024
               2005                                  51,000           2025
               2006                               1,120,000           2026


NOTE 6. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

NOTE 7. GOING CONCERN

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

                                   -F13-

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

ITEM 9B.  Other Information

None.




                                 PART III.

Item 10.  Directors and Executive Officers

DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors and executive officers, their ages and present position are as follows:

Name                          Age       Positions
----------------------        ----      ------------------------
Martin Licht                  60        Chief Executive Officer
Alberto Salvucci              50        Chairman of the Board
Steven Kessler                58        President, Director
John Grippo                   51        Chief Financial Officer

MARTIN LICHT

Martin Licht joined the company as Chief Executive Officer in 2005. Martin Licht is a practicing attorney with more than twenty five years of diversified legal experience. From 1979 through 1994 Mr. Licht was affiliated with the law firm of Hertzfeld & Rubin PC, where the directed the firm's real estate law practice. Mr. Licht served as a member of the law firm of Gallet, Dryer & Berkey from 1995 through 1997. Since 1997 Mr. Licht has been self-employed.

Mr. Licht is a specialist in mergers and acquisitions, public financings, and real estate matters, having directed approximately two hundred twenty five real estate transactions, public offerings and private placements. Under his management, Mr. Licht was responsible for raising more than $ billion in support of these transactions.

Mr. Licht is a graduate of New York University and received LLC and J D Degrees from Brooklyn law School in 1967.

ALBERTO SALVUCCI

Alberto Salvucci has been the Chairman of the Board since January 1997. Mr. Salvucci has been the President of Cable & Co. since 1988 until 2006. He has provided design, production and production control services to the Company since its inception.

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

Item 11.  Executive Compensation

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2004, September 30, 2005 and September 30, 2006. None of the Company's executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2006.



                         SUMMARY COMPENSATION TABLE

                                         Annual Compensation


                Fiscal                                 Other               Securities
Name &            Year                                 Other  Restricted   Underlying
Principal        Ended                                Annual       Stock        Stock
Position     Sept. 30,     Salary        Bonus  Compensation      Awards      Options
-------------------------------------------------------------------------------------
Steven
 Kessler,         2006   $     -      $     -   $         -   $       -   $        -
President         2005         -            -             -           -            -
                  2004         -            -             -           -            -

Martin Licht,
 Chief            2006   $     -      $     -   $         -   $       -   $        -
 Executive        2005         -            -             -           -            -
 Officer          2004         -            -             -           -            -

John Grippo
 Chief            2006   $     -      $     -   $         -   $       -   $        -
 Financial        2005         -            -             -           -            -
 Officer          2004         -            -             -           -            -



STOCK ISSUED IN FISCAL 2006

Steven Kessler was issued 101,000,000 shares of common stock in fiscal 2006. The shares were issued for services rendered to the Company as a consultant.

John Grippo was issued 26,000,000 shares of common stock in fiscal 2006. The shares were issued for services rendered to the Company as a consultant.

Martin Licht and certain other parties were issued 194,396,464 shares of common stock in fiscal 2006. The shares were issued in exchange for debt and accrued interest owed by the Company to Mr. Licht.

OPTIONS GRANTED IN FISCAL 2006
None.

                                 Percent of
                       Number of   Total to     Per
                      Securities  Employees    Share
                      Underlying  in Fiscal  Exercise  Expiration
Name                    Options      Year     Price        Date     For Options Term
-------------------  ----------- ---------- ---------  ---------- --------- ---------
                                                                         5%       10%
                                                                  --------- ---------

None

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

During the fiscal year ended September 30, 2006 no options were exercised by any of the Company's executive officers. There are no unexercised options outstanding as of September 30, 2006.

DIRECTOR COMPENSATION

The Company's directors do not receive fixed compensation for their services as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 11, 2007, certain information as to the beneficial ownership of our common stock by:

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

                               Amount and Nature of
                         Beneficial Ownership (1)(2)


                                                    Percentage   Percentage
                                                            of    of Voting
Name and Address                             Common  Ownership        Power
of Beneficial Shareholder                     Stock     (1)(2)       (1)(2)
------------------------------------  ------------- -----------  -----------
Alberto Salvucci
 600 Lexington Avenue, 10th floor,
 New York City, NY 10022                 62,377,474      4.2%         4.2%

Martin Licht(4)
 600 Lexington Avenue, 10th floor,
 New York City, NY 10022                112,896,464      7.5%         7.5%

Henryk Jakubowski(3)
 600 Lexington Avenue, 10th floor,
 New York City, NY 10022                103,293,750      6.8%         6.8%

Steven Kessler
 600 Lexington Avenue, 10th floor,
 New York City, NY 10022                101,000,000      6.7%         6.7%

John Grippo
 600 Lexington Avenue, 10th floor,
 New York City, NY 10022                 26,000,000      1.7%         6.7%

All executive officers and directors
 as a group (2 persons)                 302,273,938     20.2%        19.0%

* Less than 1%

(1) Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after January 11, 2007.
(2) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.
(3)  Includes shares owned jointly by Henryk and Hania Jackubowski.
(4) Includes 10,000,000 shares owned by Evan Licht, Mr. Martin Licht's son.
(5)  LifeHealth Care, Inc. is controlled by Mr. Martin Licht

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed to the Company by Chisholm, Bierwolf & Nilson LLC for its audit of the Company's financial statements and for its review of the financial statements included in the Company's Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission for 2006 totaled $14,000.

Tax Fees

Tax fees billed to the Company by Chisholm, Bierwolf & Nilson LLC for its tax returns for the fiscal year 2006 and 2005 were $0, and $0, respectively.

Other Fees

No other fees were billed to the Company by Chisholm, Bierwolf & Nilson LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2006 and 2005, respectively.

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


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York City, State of New York, on the 11th day of January, 2007.

                              Cable & Co. Worldwide, Inc.

                              BY: /S/ Martin Licht
                              ------------------------------------
                              Martin Licht,
                              Chief Executive Officer

                              /S/ John Grippo
                              ------------------------------------
                              John Grippo
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


Signature                Title                         Date

/S/ Alberto Salvucci
----------------------   Chairman of the
Alberto Salvucci         Board of Directors            January 11, 2007

/S/ Steven Kessler
----------------------   Director                      January 11, 2007
Steven Kessler



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






