Form 10QSB
period 2006-12-31
CABLE & CO WORLDWIDE INC
filed 2007-02-20
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-QSB


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---  SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended December 31, 2006
                                     OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________to ______________

                       Commission file number 0-20769
                                             --------

                        CABLE & CO. WORLDWIDE, INC.
                       ------------------------------
           (Exact name of Registrant as Specified in Its Charter)

     New York                                               22-3341195
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                         Identification No.)

            600 Lexington Avenue, 10th floor, New York, NY 10022
     (Address of Principal Executive Offices with Zip Code)Registrant's
           Telephone Number, Including Area Code: (212)-752-9700

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

Yes      No
    ----    ----


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
    ----    ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of February 7, 2007 was 1,498,612,518.



PART I    FINANCIAL INFORMATION

Item 1    Condensed Balance Sheet at December 31, 2006 (Unaudited) . . . .3
          Condensed Statements of Operations (Unaudited) for the
            three ended December 31, 2006 and 2005 . . . . . . . . . . . .4
          Condensed Statements of Cash Flows (Unaudited) for the
            three months ended December 31, 2006 and 2005. . . . . . . . .5
          Notes to the Condensed Financial Statements (Unaudited). . . . .6
Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . 10
Item 3    Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . . . . . 13
Item 4    Controls and Procedures. . . . . . . . . . . . . . . . . . . . 13

PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 13

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        CABLE & CO. WORLDWIDE, INC.
                          CONDENSED BALANCE SHEET
                                (UNAUDITED)

                                                               December 31,
ASSETS                                                             2006
                                                               ------------
Current Assets
     Deposit                                                   $     2,200
     Prepaid expense                                                   348
                                                               ------------
       Total Current Assets                                          2,548

Long Term Assets
     Goodwill                                                    1,169,199
     Intangible                                                     92,500
     Patent and CE related expenses                                 11,730
                                                               ------------
       Total Long Term Assets                                  $ 1,273,429
                                                               ------------
       TOTAL ASSETS                                            $ 1,275,977
                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accrued liabilities                                       $    32,870
     Due to shareholder                                             92,018
                                                               ------------
       Total Current Liabilities                                   124,889

Shareholders' Equity
     Common stock, par value $.0001, 1,500,000,000
       shares authorized, 1,498,621,508 issued and
       outstanding                                              14,986,126
     Additional paid-in capital                                  3,847,981
     Prepaid expenses                                             (225,000)
     Accumulated deficit                                       (17,458,018)
                                                               ------------
       Total Shareholders' Equity                                1,151,089
                                                               ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 1,275,977
                                                               ============

 The accompanying notes are an integral part of these financial statements
                                     3

                        CABLE & CO. WORLDWIDE, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                            Three Months Ended December 31,
                                                     2006          2005
                                                 ------------  ------------
Revenues                                         $         -   $         -
                                                 ------------  ------------
Selling, general and administrative                   79,300         6,088
                                                 ------------  ------------

Loss from operations before income taxes             (79,300)       (6,088)

Provision for income taxes                                 -             -
                                                 ------------  ------------

Net loss                                         ($   79,300)  ($    6,088)
                                                 ============  ============
Net income/(loss) per share:
     Basic and diluted:                          $     (0.00)  $     (0.00)
                                                 ============  ============

Weighted average common stock outstanding:
     Basic and diluted                         1,498,612,518   160,054,248
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements
                                     4

                        CABLE & CO. WORLDWIDE, INC.
                     CONDENSED STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                            Three Months Ended December 31,
                                                     2006          2005
                                                 ------------  ------------
Cash flow from operating activities:
     Net loss                                    $   (79,300)  $    (6,088)
     Amortization expense                              2,500             -
     Prepaid expense amortization                     75,000             -
                                                 ------------  ------------
Changes in assets and liabilities
     Increase in due to shareholder                    1,800         5,000
     Increase in accrued liabilities                       -         5,000
                                                 ------------  ------------
Net cash used in continuing operations                     -        (1,088)
                                                 ------------  ------------
Cash flows from investing activities:
     Advances for CE designation                      (5,000)            -
                                                 ------------  ------------
Net cash provided by (used in)
investing activities                                  (5,000)            -
                                                 ------------  ------------
Cash flows from financing activities:
     Proceeds from shareholder                         5,000         1,088
                                                 ------------  ------------
Net cash provided by (used in)
financing activities                                   5,000         1,088
                                                 ------------  ------------
Net increase (decrease) in cash
and cash equivalents                                       -             -

Cash and cash equivalents, beginning of period             -             -
                                                 ------------  ------------
Cash and cash equivalents, end of period         $         -   $        -
                                                 ============  ============

Supplemental cash flow information:
     Cash paid for income tax                    $         -   $        -
     Cash paid for interest                      $         -   $        -
     Shares issued for debt relief               $         -   $  485,985
                                                 ============  ============

The accompanying notes are an integral part of these financial statements
                                     5

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

Between January 1, 2006 and May 19, 2006, the Company issued 1,316,275,757 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.005 to $0.002 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The book value of the debt retired was used for the exchange of debt for stock. The stock issued is all restricted stock subject to SEC regulation 144.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2006 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2007 ("fiscal 2007") and the fiscal year ended September 30, 2006 ("fiscal 2006") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.
The Company had no outstanding options or warrants at December 31, 2006.

                                                  Loss          Shares     Per Share
                                              (Numerator)    Denominator    Amount
                                             ------------ --------------  -----------
For the three months ended December 31, 2006:
  (Loss) to common stockholders              $   (79,300) 1,498,612,518   $     (.00)
                                             ============ ==============  ===========
For the three months ended December 31, 2005:
  (Loss) to common stockholders              $    (6,088)   160,054,248   $     (.00)
                                             ============ ==============  ===========

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



3.   RELATED PARTY TRANSACTION

In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. ("Heller"). Heller sold all the assets. There was a significant shortfall between the amount owed by the Company and the proceeds from the sale of assets. As there were no remaining assets for the remaining creditors, Judge Burton Lifland closed the Company's case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court's action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. In accordance with Statement of Financial Accounting Standard No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICES OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" paragraph 16 (b), and as a result of the court's order, all other obligations were extinguished June 4, 1999. Subsequent to this date, the Company went into an extended period of dormancy. During this dormancy period, the sole remaining creditor continued to pursue collection of the amount due to him by the Company. On November 7, 2005 the sole remaining creditor of the Company accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. We believe that the combination of the extinguishment of debt in June 1999 with this settlement with the final remaining creditor will allow the Company to pursue its efforts to commence operations.

During the period ended December 31, 2006, a shareholder of the Company advanced the Company $6,800 to help pay for operating costs. This amount is unsecured, non-interest bearing, and due on demand. The total amount owed to this shareholder at December 31, 2006 is $92,018.

4.  INTANGIBLE ASSETS

The components of amortized intangible asset as of December 31, 2006 is as follows

CE Designation Gross Carrying Amount                          $    100,000
Accumulated Amortization                                            (7,500)
                                                              -------------
Net Carrying Amount                                           $     92,500
CE Cost                                                              5,000
Patent Cost                                                          6,730
                                                              -------------
Total Net Carrying Amount                                     $    104,230
                                                              =============

Amortization expense for intangible assets was $2,500 and $0 for the three months ended December 31, 2006 and 2005 respectively. The CE and patent costs relate to application costs. Neither the CE designation nor the patent has been granted. When either is granted, the amount will be amortized. If either application is denied, the amount will be written off.


5.  ACQUISITION

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





RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2006 AS COMPARED TO QUARTER ENDED DECEMBER 31,
2005

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $6,088 in administrative expenses primarily related to efforts to revive the Company in fiscal 2006. The Company recognized $76,800 in administrative expenses, primarily related to the amortization of prepaid directors' fees. Most of the expenses were paid through the issuance of stock. Certain expenses were paid in cash on behalf of the Company.

AMORTIZATION AND DEPRECIATION

The Company had $2,500 in amortization expense in fiscal 2007 and no amortization expense in fiscal 2006 from the amortization of its intangible asset.


PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $6,088, during the first quarter of fiscal 2006 as compared to $79,300 during the same period this year for an overall increase in net loss of $73,212. The increase in the loss is primarily due to the directors' fees prepaid expense recognition.





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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2006 and determined that goodwill was not impaired. While the Company believes that no impairment existed as of December 31, 2006, there can be no assurances that future economic or financial developments might not lead to an impairment of goodwill.

INTANGIBLE ASSETS

Intangible assets is comprised of patent and CE costs and a CE designation. Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of ten years. Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise. Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets. Should these cash flows not equal or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.
                                     12

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold market risk sensitive instruments for trading purposes.

Interest rate risk
None.

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

                        PART II  - OTHER INFORMATION

ITEM 6:     Exhibits and Reports on Form 8-K

    Exhibit 31.1 . . . . . . . . . . . . . . . . . . . . . . . . .Attached

    Exhibit 31.2 . . . . . . . . . . . . . . . . . . . . . . . . .Attached

    Exhibit 32.1 . . . . . . . . . . . . . . . . . . . . . . . . .Attached





                                 SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


Date:  February 7, 2007
                                  CABLE & CO. WORLDWIDE, INC.


                                  /S/ Martin Licht
                                  ----------------------------------
                                  Martin Licht
                                  Chief Executive Officer


                                  /S/ John Grippo
                                  ----------------------------------
                                  John Grippo
                                  Chief Financial Officer













