Form 10QSB
period 2007-03-31
CABLE & CO WORLDWIDE INC
filed 2007-05-21
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________to ______________

0-20769
Commission file number

CABLE & CO. WORLDWIDE, INC.
(Exact name of Registrant as Specified in Its Charter)

New York	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

600 Third Avenue, 10th floor, New York, NY 10022
(Address of Principal Executive Offices with Zip Code)

(212)-752-9700
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 10, 2007 was 1,498,612,518.

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CABLE & CO. WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2007
ASSETS
Current Assets
Prepaid Expenses	$348
Total Current Assets	348

Other Assets
Deposits	$2,200
Intangible assets	90,000
Goodwill	1,169,199
Patent and CE related costs	11,730
Total Other Assets	1,273,129
Total assets	$1,273,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accrued expenses	$35,370
Due to shareholder	92,018
Total liabilities	$127,388

Commitments, contingencies and other matters

Stockholders' equity:
Capital stock:
Preferred stock, $0.01 par value; authorized 1,500,000 shares; no shares issued and outstanding	--
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 1,498,612,518 shares issued and outstanding	14,986,126
Prepaid expenses	(150,000)
Additional paid-in capital	3,847,981
Accumulated deficit	(17,538,018)
Total stockholders' equity (deficit)	$1,146,089
Total liabilities and stockholders' equity	$1,273,477

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & CO. WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-

Selling, general and administrative	80,000	97,801	159,300	103,889
Loss from continuing operations	(80,000)	(97,801)	(159,300)	(103,889)

Other income and expenses	-	-	-	-
Total other income and expenses	-	-	-	-

Loss from operations before income taxes	(80,000)	(97,801)	(159,300)	(103,889)
Provision for income taxes	-	-	-	-
Net loss	$(80,000)	$(97,801)	$(159,300)	$(103,889)

Net (loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding
Basic and diluted	1,498,612,518	257,610,435	1,498,612,518	205,308,681

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & CO. WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Six Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net loss	$(159,300)	$(103,889)
Shares issued for services	-	93,750
Prepaid expense amortization	150,000	-
Amortization expense	5,000	-
Changes in assets and liabilities
Increase in accrued liabilities	2,500	5,500
Net cash provided by (used in) continuing operations	(1,800)	(4,639)

Cash flows from investing activities:
Advance for CE Designation	(5,000)
Net cash provided by (used in) investing activities	(5,000)	-

Cash flows from financing activities:
Proceeds from shareholder	6,800	4,639
Net cash provided by (used in) financing activities	6,800	4,639

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-
Shares issued for debt relief	$-	$485,985
Shares issued for acquisition of LifeHealth Care, Inc.	$-	$1,200,000

The accompanying notes are an integral part of these consolidated financial statements.

CABLE & CO. WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    FINANCIAL INFORMATION

Cable & Co. Worldwide, Inc. ("Cable" or the “Company”), which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York.  Shortly after its filing, the Company ceased all operations.  While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller).  As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999.  The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated.  As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one.  Subsequent to the court notice, Company management reaffirmed the sole remaining liability.  The Company slipped into a dormant status for the next several years.  During this period the Company had no operations, no revenues and no employees.  Recently, the Company began taking steps to commence operations.  The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations.  Although the Company did acquire LifeHealth Care, Inc in May 2006, there is no guarantee that the Company will secure the necessary financing to operate the assets or to acquire additional assets.  In the year 2000, the Company changed its year end from December 31 to September 30.  Since the year end change was prior to any of the periods reported on in these financial statements, and since there were no operations of any kind during the periods reported on in these financial statements, no pro-forma December 31 financial statements are included.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2007 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2007 ("fiscal 2007") and the fiscal year ended September 30, 2006 ("fiscal 2006") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at March 31, 2007.

Following is a reconciliation of the loss per share for the three months and six months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
Net (loss) available to common shareholders	$(80,000)	$(97,801)

Weighted average shares	1,498,612,518	257,610,435

Basic (loss) per share (based on weighted average shares)	$(0.00)	$(0.00)

	For the Six Months Ended March 31,
	2007	2006
Net (loss) available to common shareholders	$(159,300)	$(103,889)

Weighted average shares	1,498,612,518	205,308,681

Basic (loss) per share (based on weighted average shares)	$(0.00)	$(0.00)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘PB’) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005.  In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, will be required to be recognized by the Company. The Company has not issued any stock based compensation.

3.   RELATED PARTY TRANSACTION

In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York.  Shortly after its filing, the Company ceased all operations.  While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (“Heller”).  Heller sold all the assets.  There was a significant shortfall between the amount owed by the Company and the proceeds from the sale of assets.  As there were no remaining assets for the remaining creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999.  The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated.  As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one.  Subsequent to the court notice, Company management reaffirmed the sole remaining liability.  In accordance with Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities,” paragraph 16 (b), and as a result of the court’s order, all other obligations were extinguished June 4, 1999.  Subsequent to this date, the Company went into an extended period of dormancy.  During this dormancy period, the sole remaining creditor continued to pursue collection of the amount due to him by the Company.  On November 7, 2005 the sole remaining creditor of the Company accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock.  Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor.  This was the only known outstanding obligation of the Company.  We believe that the combination of the extinguishment of debt in June 1999 with this settlement with the final remaining creditor will allow the Company to pursue its efforts to commence operations.

4.    ACQUISITION

On March 28, 2006, the Company acquired LifeHealth Care, Inc. (LHC) a Delaware corporation, a startup company focusing on the dental and healthcare marketplace.  The Company issued 600,000,000 shares of Common Stock at $0.002 per share to acquire LHC.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000.  LHC has a product (an emergency dental kit) that is approved for sale in the European Union.    The acquisition was accounted for as a purchase.

Acquisition cost	$1,200,000

Net assets acquired:
Current assets	$10,639
Itellectual property	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,658)

Total liabilities	(86,658)

Amount assigned to goodwill	$1,169,199

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value.

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

5.  STOCKHOLDERS’ EQUITY

On November 7, 2005 the Company issued 194,396,464 shares of common stock in full satisfaction of accounts payable of $233,206 and accrued interest of $252,779, to a shareholder of the Company.

During the quarter ended March 31, 2006, the Company issued 18,750,000 shares of common stock for services performed on behalf of the Company.  The shares were valued at $0.005 per share.

On March 28, 2006 the Company issued 600,000,000 shares of common stock to acquire LifeHealth Care, Inc.  The shares were valued at $0.002 per share.

ITEM 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and History

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York.  Shortly after its filing, the Company ceased all operations.  While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller).  As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999.  The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated.  As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one.  Subsequent to the court notice, Company management reaffirmed the sole remaining liability.  As a result of the court’s order, all other obligations were extinguished June 4, 1999.  The Company slipped into a dormant status for the next several years.

In an effort to commence operations, the company has issued and committed to issue common stock in return for services.  Between October, 2005 and October, 2006, the Company issued 1,454,773,547 shares of common stock in exchange for consulting and other services, the elimination of debt and to acquire LifeHealth Care, Inc.

The Company acquired all the outstanding stock of LifeHealth Care, Inc. (“LHC”) on March 28, 2006 in exchange for 600,000,000 shares of the Company’s common stock.  LHC is a startup company in the dental and healthcare marketplace that has no revenues or tangible assets.  The estimated value of LHC at the time of the acquisition was $1,200,000. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000.  The Company has identified certain other medical related investments and is in the process of securing funds to acquire those investments and commence operations.  LHC will require a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.  There is no certainty that the Company will secure the necessary financing to acquire or operate any assets.

Results of Operations

Six months ended March 31, 2007 as compared to six months ended March 31, 2006

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $159,300 in administrative expenses primarily related to the amortization of prepaid director’s fees paid in stock.  Certain expenses were paid in cash on behalf of the Company.  The expenses during the comparable period the prior year of $103,889 were primarily related to efforts to revive the Company.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $159,300 during the first six months of fiscal 2007 as compared to $103,889 during the same period in the prior year for an overall increase in net loss of $50,411. The increase in the loss is due to the amortization of prepaid director’s fees paid in stock.

Quarter ended March 31, 2007 as compared to quarter ended March 31, 2006

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $80,000 in administrative expenses primarily related to the amortization of prepaid director’s fees paid in stock.  The expenses during the comparable period the prior year of $97,801 were primarily related to efforts to revive the Company.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $97,801, during the second quarter of fiscal 2006 as compared to $80,000 during the same quarter this year for an overall decrease in net loss of $17,801. The increase in the loss was due to the efforts to revive the Company.

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

The Company does not have any liquid assets with which it can satisfy any of its outstanding obligations.  The Company’s ability to survive is in question.  The Company is dependent on issuing its stock to exchange for goods and services.

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

Income Taxes
The Company accounts for its income taxes using SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Interest Expense
The Company recognizes interest expense on the accrual method.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes.

Interest rate risk
The Company believes that any movement of interest rates as they relate to outstanding debt would be immaterial to the financial results of the Company.

ITEM 4 - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this annual report, under the supervision and review of the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in its periodic reports to the SEC.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the Company’s evaluation.  The Company can provide no assurance, however, that its system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II  - OTHER INFORMATION

ITEM 5 - Other Information

    None

ITEM 6 - Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Reports on Form 10-Q

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Reports on Form 10-Q

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

CABLE & CO. WORLDWIDE, INC.

/s/ Martin Licht	/s/ John Grippo
Martin Licht	John Grippo
Chief Executive Officer	Chief Financial Officer