Form 10QSB
period 2007-06-30
CABLE & CO WORLDWIDE INC
filed 2007-08-16
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

CABLE & CO. WORLDWIDE, INC. (Exact name of Registrant as Specified in Its Charter)

Delaware	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10 Wright St, Ste 220 Westport, CT 06880 (Address of Principal Executive Offices with Zip Code)
Registrant’s Telephone Number, Including Area Code: (203)- 226-4324

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
Yes ☑ No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of common stock outstanding as of July 10, 2007 was 1,498,612,518.

CABLE & CO. WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2007
ASSETS
Current Assets
Prepaid expenses	$348
Total current assets	348

Other Assets
Deposits	2,200
Intangible assets, net	87,500
Goodwill	1,169,199
Patent and CE related costs	11,730
Total other assets	1,270,629
Total assets	$1,270,977

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Accrued expenses	$43,370
Due to shareholder	97,018
Total liabilities	140,388

Commitments, contingencies and other matters

Stockholder’s Equity
Capital stock:
Preferred stock, $0.01 par value; authorized 1,500,000 shares; no shares issued and outstanding	-
Common stock; $0.01 par value; 1,500,000,000 shares authorized; 1,498,612,518 shares issued and outstanding	14,986,126
Additional paid-in-capital	3,847,981
Prepaid expenses	(75,000)
Accumulated deficit	(17,628,518)
Total stockholder’s equity	1,130,589
Total liabilities and stockholder’s equity	$1,270,977

CABLE & CO. WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues	$-	$-	$-	$-
Selling, general and administrative	90,500	987,556	249,800	1,091,445
Loss from continuing operations	(90,500)	(987,556)	(249,800)	(1,091,445)
Other income and expense	-	-	-	-
Total other income and expense	-	-	-	-
Loss from operations before taxes	(90,500)	(987,556)	(249,800)	(1,091,445)
Provision for income taxes	-	-	-	-
Net loss	$(90,500)	$(987,556)	$(249,800)	$(1,091,445)

Net (loss) per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding
Basic and diluted	1,498,612,518	941,595,600	1,498,612,518	444,487,654

CABLE & CO. WORLDWIDE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net (loss)	$(249,800)	$(1,091,445)
Shares issued for services	-	1,081,056
Prepaid expense amortization	225,000
Amortization expense	7,500
Changes in assets and liabilities
Increase in prepaid expense		(348)
Increase in accrued liabilities	10,500	5,648
Net cash (used in) continuing operations	(6,800)	(5,089)
Cash flows from investing activities:
Advance for CE Designation	(5,000)	-
Net cash (used by) financing activities	(5,000)	-
Cash flows from financing activities:
Proceeds from shareholder	11,800	5,089
Net cash provided by financing activities	11,800	5,089

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of the period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-
Shares issued for debt relief	$-	$485,985
Shares issued for acquisition of LifeHeath Care, Inc.	$-	$1,200,000
Shares issued in advance for services	$-	$300,000

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2007 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2007 ("fiscal 2007") and the fiscal year ended September 30, 2006 ("fiscal 2006") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at June 30, 2007.

Following is a reconciliation of the loss per share for the three months and nine months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007	2006
Net (loss) available to common shareholders	$(90,500)	$(987,556)

Weighted average shares	1,498,612,518	941,595,600

Basic (loss) per share (based on weighted average shares)	$(0.00)	$(0.00)

	For the Nine Months Ended June 30,
	2007	2006
Net (loss) available to common shareholders	$(249,800)	$1,091,445

Weighted average shares	1,498,612,518	444,487,654

Basic (loss) per share (based on weighted average shares)	$(0.00)	$(0.00)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘PB’) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005.  In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, will be required to be recognized by the Company. The Company has not issued any stock based compensation in the form of warrants or options.  In 2006, the Company issued shares to the board members as compensation for their service in 2007.  The shares were valued at market value on the day of grant.  The amount is being amortized over the twelve months ended September 30, 2007.

3.   RELATED PARTY TRANSACTION

In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York.  Shortly after its filing, the Company ceased all operations.  While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (“Heller”).  Heller sold all the assets.  There was a significant shortfall between the amount owed by the Company and the proceeds from the sale of assets.  As there were no remaining assets for the remaining creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999.  The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated.  As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one.  Subsequent to the court notice, Company management reaffirmed the sole remaining liability.  In accordance with Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities,” paragraph 16 (b), and as a result of the court’s order, all other obligations were extinguished June 4, 1999.  Subsequent to this date, the Company went into an extended period of dormancy.  During this dormancy period, the sole remaining creditor continued to pursue collection of the amount due to him by the Company.  On November 7, 2005 the sole remaining creditor of the Company accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock.  Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor.  This was the only known outstanding obligation of the Company.  We believe that the combination of the extinguishment of debt in June 1999 combined with this settlement with the final remaining creditor will allow the Company to pursue its efforts to commence operations.

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

Acquisition Cost	$1,200,000

Net assets required
Current assets	$10,639
Intellectual property	100,000
Patent	6,730
Total assets	117,369
Liabilities assumed	(86,658)
Total liabilities	(86,658)

Amount assigned to goodwill	$1,169,199

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

On May 19, 2006, the Company issued a total of 491,627,083 shares of common stock in exchange for services rendered  on behalf of the Company.  The Company also issued an additional 150,000,000 shares of common stock for services to be rendered, in the future, in behalf of the Company.  The market value used to value the stock issued was $0.002.  Accordingly,  $983,254 has been recognized as expense in the statement of operations.  The Company also recognized $300,000 in prepaid expenses for services.  Since these expenses were satisfied in the Company's common stock, the amount has been recorded as a deduction from stockholders' equity.

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
Results of Operations

Quarter ended June 30, 2007 as compared to quarter ended June 30, 2006

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $90,500 in administrative expenses primarily related to the amortization of prepaid director’s fees paid in stock.  The expenses during the comparable period the prior year of $987,556 were primarily related to efforts to revive the Company and were fees paid to consultants in the form of common stock.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $987,556, during the third quarter of fiscal 2006 as compared to $90,500 during the same quarter this year for an overall decrease in net loss of $897,056. The decrease in the loss was due to the efforts to revive the Company through the payment of consultants with common stock.

Nine months ended June 30, 2007 as compared to nine months ended June 30, 2006

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $249,800 in administrative expenses primarily related to the amortization of prepaid director’s fees paid in stock.  The expenses during the comparable period the prior year of $1,091,445 were primarily related to efforts to revive the Company and were fees paid to consultants in the form of common stock.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $249,800 during the first nine months of fiscal 2007 as compared to $1,091,445 during the same period in the prior year for an overall decrease in net loss of $841,645. The decrease in the loss is due to the efforts to revive the Company through the payment of consultants with common stock.

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

PART II  - OTHER INFORMATION

ITEM 5:                      Other Information

None

ITEM 6:                      Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

CABLE & CO. WORLDWIDE, INC.

Date: August 14, 2007	/S/ Martin Licht
Martin Licht
Chief Executive Officer

Date: August 14, 2007	/S/ John Grippo
John Grippo
Chief Financial Officer