Form 10KSB
period 2007-09-30
CABLE & CO WORLDWIDE INC
filed 2008-01-14
CIK 1009830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number	0-20769

Cable & Co. Worldwide, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3341195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Wright St., Suite 220 Westport CT 06880
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code	(203) 226-6646

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(“Common Stock”)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: September 30, 2007 = $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.  (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 4, 2008, was approximately $567,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of January 4, 2008, there were 1,498,612,518 shares of the Registrant’s Common Stock outstanding.

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Cable & Co. Worldwide, Inc. (the “Company” or “Cable”) included in this Report, including matters discussed under the captions “Legal Proceedings” in Part I, Item 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 are "forward-looking statements."  Forward-looking statements include statements about the business strategies of Cable & Co. Worldwide, Inc., and other statements that are not historical facts.  The words "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast" and similar expressions are also intended to identify forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.  These factors include, among other things:

•	we may be unable to implement key elements of our business strategy;

•	we may have insufficient capital to acquire additional businesses;

•	we may be unable to retain key personnel;

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Item 1. Description of Business

Cable & Co. Worldwide, Inc. is currently a dormant company with no revenues or operations.

History

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes.  In 1999, the Company ceased all operations and has remained in a dormant state since such date.  The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations.  There is no guarantee that the Company will secure the necessary financing to operate or to acquire assets.

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000.  On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000 and to lower the par value from $0.01 to $0.001.  The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.

On March 28, 2006 the Company acquired all the stock of LifeHealthCare, Inc. (LHC) a Delaware corporation by issuing 600,000,000 shares of the Company’s common stock.  LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued.  LHC focused on the dental and healthcare marketplace.  LHC has no revenue and will require a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000.  There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.  Management has primarily focused its attention on the reorganization of Cable & Co. Worldwide, Inc. in order to prepare the Company for capital raising activities.  Neither company has devoted its attentions to financial planning, raising capital, research and development or any other activities that would be associated with the start up of operations.  As such, the companies do not qualify for classification as development stage accounting.

On December 18, 2007 the Company filed a Schedule 14 (C) with the Security and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1.  As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,990,751 from 1,498,612,518.  A record date and an effective date of the stock split has not been determined by the board of directors.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.  The effective date of the reduction has not yet been determined by the board of directors and has not been reflected in this document.

An amendment to change the name of the Company from Cable & Co. Worldwide, Inc. to Market & Research Corp and such name change has not been reflected in this document.

Each of these steps have been approved by the board of directors but are not yet effective.

Recent Transactions

On November 12, 2007, Cable & Co Worldwide, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Andrew Perlmutter and David Weiss (collectively, the “Shareholders”).

The consummation of the stock purchase pursuant to the Purchase Agreement (the “Stock Purchase”) is subject to certain conditions set forth in the Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review.  Upon the closing of the Stock Purchase, the Company will purchase, and the Shareholders will sell, all of the shares (the “Shares”) of InMarketing Corp., a New Jersey corporation (“InMarketing”), to the Company.  InMarketing is in the business of designing proprietary software that provides a unique database-driven program to help companies build employee incentive programs.

The Company will purchase the Shares for $6,121,185.00.  Fifty percent (50%) of the purchase price will be paid upon the closing of the Stock Purchase, and the remaining fifty percent (50%) will be paid to the Shareholders pursuant to certain promissory notes issued by the Company.  Upon the closing of the Stock Purchase, the Shares will be held in escrow, until the purchase price has been paid in full.

As of November 5, 2007, the Company entered into a Stock Purchase Agreement (the “Aspen Purchase Agreement”)  with Frank H. Schaller, Robert E. Hall, Paul K. Cowhig III, Matthew A. Lambert, and Sherrie L. Smith (collectively, the “Aspen Shareholders”).

The consummation of the stock purchase pursuant to the Aspen Purchase Agreement (the “Aspen Stock Purchase” is subject to certain conditions set forth in the Aspen Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review.  Upon the closing of the Aspen Stock Purchase, the Company will purchase, and the Aspen Shareholders will sell, all of the shares (the “Aspen Shares”) of Quantum Research Services, Inc., d/b/a Aspen Media and Market Research, Ltd., a Colorado corporation (“Aspen”), to the Company.  Aspen is in the business of providing market research services, including: (i) research field services; (ii) circulation – subscription renewal and acquisitions; (iii) sales lead qualification program and specialized services; (iv) relational database creation and list consolidation; and (v) print-to-electronic file conversion.

The Company will purchase the Aspen Shares for $2,041,976.00.  Fifty percent (50%) of the purchase price for the Aspen Shares will be paid upon the closing of the Aspen Stock Purchase, and the remaining fifty percent (50%) will be paid to the Aspen Shareholders pursuant to the terms of certain promissory notes (the “Notes”) issued by the Company.  At closing, the Notes shall be secured by the Company’s pledge of the Aspen Shares between the Company and the Aspen Shareholders.

Description of Our Subsidiaries and Investments

The Company has one subsidiary LifeHealthCare, Inc., at this time.  LifeHealthCare, Inc. has not commenced operations.

Employees

As of January 4, 2008, the Company employed no employees.

The Company cannot be assured of being able to attract qualified employees in the future.

Item 2. Description of Property

The Company’s principal executive offices are located at 10 Wright St, suite 220 Westport CT 06880, at no cost.  As the Company has no employees, the office is primarily for mail and phone calls, there is an estimate of $5,000 per year for the value for the space included in the financial statements.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

-  -

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The common stock was suspended from trading on the Nasdaq National Market because the Company had no assets.  Since its stock was delisted, the common stock has been traded on the “pink sheets” or over-the-counter-market under the symbol CCWW.PK.  The “pink sheets” is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.  The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock.

	High	Low

Common Stock Fiscal 2006
1st Quarter	$.0027	$.0010
2nd Quarter	$.0055	$.0020
3rd Quarter	$.0030	$.0007
4th Quarter	$.001	$.0003
Common Stock Fiscal 2007
1st Quarter	$.0005	$.0002
2nd Quarter	$.0008	$.0002
3rd Quarter	$.0007	$.0003
4th Quarter	$.0015	$.0003

The closing price of our common stock on January 4, 2008 was $.0014.

As of January 4, 2008, there were approximately 140 holders of record of common stock.

The Company has never declared or paid any cash dividends on the common stock. The Company does not anticipate declaring or paying any dividends on the common stock in the foreseeable future.  The Company currently intends to retain future earnings, if any, to finance the expansion of its business.

Equity Compensation Plan Information

The Company does not maintain any stock option or other equity compensation plan at the date hereof.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Background and History

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes.  In 1999, the Company ceased all operations and has remained in a dormant state since such date.  The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations.  There is no guarantee that the Company will secure the necessary financing to operate or to acquire assets.

On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000.  On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000 and to lower the par value from $0.01 to $0.001.  The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.

On March 28, 2006 the Company acquired all the stock of LifeHealthCare, Inc. (LHC) a Delaware corporation by issuing 600,000,000 shares of the Company’s common stock.  LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued.  LHC is focused on the dental and healthcare marketplace.  LHC has no revenue and will require a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status.

On December 18, 2007 the Company filed a Schedule 14 (C) with the Security and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1.  As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,990,751 from 1,498,612,518.  A record date and an effective date of the stock split has not been determined by the board of directors.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.  The effective date of the reduction has not been determined by the board of directors and is not reflected in these financial statments.

An amendment to change the name of the Company from Cable & Co. Worldwide, Inc. to Market & Research Corp and such name change has not been reflected in this document.

Each of these steps have been approved by the board of directors but are not yet effective.

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2007 and determined that goodwill was fully impaired.

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  The net intangible assets recorded on the books of the Company as of September 30, 2007 totals $96,730.  The goodwill balance as of September 30, 2007 was determined to be fully impaired and was written down to zero.

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

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses.  For the year ended September 30, 2007, our net loss was $1,627,543.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses for the immediate near future.  These factors, among others, raise significant doubt about our ability to continue as a going concern.  If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We will need additional financing in order to continue our operations which we may not be able to raise.

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain thenecessary financing, our business, operating results and financial condition will be materially and adversely affected.

We have no employees and our success is dependent on our ability to retain and attract consultants to operate our business and there is no assurance that we can do so.

As discussed above, as of September 30, 2007, we have no employees and utilize the services of consultants.  They are not otherwise prohibited from terminating their consulting relationship with the Company.  The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects.  Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business.  Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the sales of our products that are in the pre development phase.  Although we believe our products and technologies will be commercially viable, there is no guarantee that they will be successful.  If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We depend on strategic marketing relationships and if we fail to maintain or establish them, our business planmay not succeed.

We expect our future marketing efforts will focus in part on developing business relationships with distributors that will market our products to their customers.  The success of our business depends on selling our products and technologies to a large number of distributors and retail customers.

Litigation concerning intellectual property could adversely affect our business.

We rely on a combination of trade secrets, trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, license, proprietary technology and know-how.  However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors willnot similarly make claims against us for infringement.  If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

It is possible that third parties might claim infringement by us with respect to past, current or future technologies.  We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry grows.  Any claims, whether meritorious or not, could be time-consuming, result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

Defects in our products may adversely affect our business.

Complex technologies such as the technologies developed by us may contain defects when introduced and also when updates and new products are released.  Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptanceof our products or claims by customers or others against us.  Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

The large number of shares eligible for public sale could cause our stock price to decline.

The market price of our common stock could decline as a result of the resale of the shares of common stock.  These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

There are a significant number of estimates associated with the preparation of our financial statements.

In order to prepare the financial statements for our Company, management must make numerous estimates.  Some of the estimates include estimated lives of fixed assets, various estimates needed to determine the recoverability of goodwill or intangible assets as well as other computations used to prepare the financial statements.   These estimates can have a material effect on the financial statements.

Our stock price can be extremely volatile.

Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on the Nasdaq SmallCap.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SECand the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,”for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock”rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not expect to pay dividends on our common stock.

We have not declared dividends on our common stocksince our incorporation and we have no present intention of paying dividends on our common stock.   MANY OF THESE RISKS AND UNCERTAINTIES ARE OUTSIDE OF OUR CONTROL AND ARE DIFFICULT FOR US TO FORECAST. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE FORWARD-LOOKING STATEMENTS.

Results of Operations

Fiscal 2007 compared to Fiscal 2006

Revenues

The Company had no revenues or operations in either 2007 or 2006.

Cost of Sales

The Company had no cost of sales or operations in either 2007 or 2006.

Selling, General and Administrative Expenses

The Company recognized $458,344 in administrative and professional expenses and impairment loss of $1,169,199 in 2007.  The Company recognized $1,120,666 in administrative expenses in 2006.  The expenditures for administrative expenses were primarily related to efforts to revive the Company.  The decrease was due primarily to the issue of stock for services in 2006.  There were no issuances of stock for services in 2007, however the Company did record $300,000 in directors’ fees which were capitalized in 2006 as prepaid expenses.  The directors’ fees were paid through the issuance of 150,000,000 shares of common stock in 2006.  The Company performed a test of the impairment of goodwill at the end of the fiscal year and determined that the goodwill was fully impaired.  The goodwill was related to the acquisition of LifeHealthCare, Inc.

Provision for Income Taxes

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2007 or 2006.

Net Loss

The Company recognized net losses of $1,627,543 during fiscal 2007 as compared to $1,120,666 during the prior year for an overall increase in net loss of $506,877. The increase was due primarily to the impairment of goodwill.

Financial condition, liquidity and capital resources

We have incurred cumulative losses since inception, and the report from of our independent auditor on our audited financial statements at September 30, 2007 contains a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We cannot guaranty that we will be successful in our efforts to initiate operations.

We do not have adequate working capital for the near term. We will continue to be reliant on loans from our officers to provide working capital. If our officers are unable to continue to loan us working capital, or we do not raise working capital through other efforts, we cannot guarantee that we will be successful in obtaining capital upon terms acceptable to us, if at all. Our failure to secure necessary capital when needed could have a material adverse effect on our financial condition and results of operations in future periods.

The following table is a summary of contractual obligations recorded as of September 30, 2007.

	Payments due by period
					More than
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Employment Contracts	0	0	0	0	0
Total	$0	$0	$0	$0	$0

-  -

Cable & Co. Worldwide, Inc. and Subsidiary

TABLE OF CONTENTS

PAGE

Report of Registered Independent Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity (Deficit)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-14

-  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cable & Co. Worldwide, Inc.
Westport, CT

We have audited the accompanying consolidated balance sheet of Cable & Co. Worldwide, Inc. and Subsidiary (the “Company”) as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cable & Co. Worldwide, Inc. and Subsidiary at September 30, 2007 and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Cable & Co. Worldwide, Inc. and Subsidiary has suffered recurring losses due to lack of operations, current liabilities exceed current assets and an accumulated deficit. These matters raise substantial doubt about the company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sobel and Co., LLC
Sobel & Co., LLC
Certified Public Accountants
Livingston, NJ
January 14, 2008

Cable & Co. Worldwide, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS	2007
Current assets:
Prepaid	$18,273
Total current assets	18,273

Other assets:
Deposit	2,200
Intellectual property, net of amortization	85,000
Patent related costs	11,730
Total other assets	98,930
Total Assets	$117,203
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$93,928
Due to officer	195,429
Total current liabilities	289,357
Total Liabilities	289,357

Commitments and Contingencies

Stockholders’ Deficit:
Preferred Stock, $.01 par value; authorized 1,500,000 shares; no shares issued	--
Common stock, $0.01 par value,1,500,000,000 shares authorized; 1,498,612,518 shares issued and outstanding	1,498,613
Additional paid-in capital	17,335,493
Accumulated deficit	(19,006,260)
Total Stockholders’ Deficit	(172,154)
Total Liabilities and Stockholders’ Deficit	$117,203

Cable & Co. Worldwide, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Revenues	$0	$0
Professional fees	122,151	1,107,043
Impairment loss	1,169199	-
General & administrative expenses	336,193	13,623
Total selling, general and administration expenses	1,627,543	1,120,666
Net loss before income tax	(1,624,543)	(1,120,666)

Provision for income taxes	-	-

Net loss	$(1,627,543)	$(1,120,666)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Stock Outstanding	1,498,612,518	795,558,539

Cable & Co. Worldwide, Inc. and Subsidiary
CONSOLIDATEDSTATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Prepaid Expenses	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, October 1, 2005	-	$-	43,838,971	$483,390	$-	$15,328,676	$(16,258,051)	$(490,985)
Shares issued for debt relief	-	-	194,396,464	1,943,965	-	(1,457,980)	-	485,985
Reduction of par value from $0.01 to $0.001	-	-	-	(2,144,119)	-	2,144,119	-	-
Shares issued for acquistioin of LifeHealthCare, Inc.	-	-	600,000,000	600,000	-	600,000	-	1,200,000
Issuance of common stock for services	-	-	660,377,083	660,377	(300,000)	720,768	-	1,081,055
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(1,120,666)	(1,120,666)
Balance September 30, 2006	-	-	1,498,612,518	1,498,613	(300,000)	17,335,493	(17,378,717)	1,155,389
Amortization of Prepaid Expenses	-	-	-	-	300,000	-	-	300,000
Net loss for the year ended September 30, 2007	-	$-	-	-	-	-	(1,627,543)	(1,627,543)
	-	$-	$1,498,612,518	$1,498,613	$-	$17,335,493	$(19,006,260)	$(172,154)

Cable & Co. Worldwide, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,627,543)	$(1,120,666)
Impairment loss - Goodwill	1,169,199	-
Shares issued for services	300,000	1,081,056
Amortization of intellectual property	10,000	5,000
Changes in assets and liabilities
Increase in Patent and CE related costs	(5,000)	-
Increase in Prepaid expenses	(17,925)	(348)
Increase in accrued liabilities	61,058	29,870
Net Cash Used in Operating Activities	(110,211)	(5,088)

Cash Flows from Financing Activitise
Proceeds from officer	110,221	5,088
Net Cash Provided by Financing Activities	110,221	5,088

Cash and Cash Equivalents, Beginning	-	-

Cash and Cash Equivalents, Ending	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-
Non Cash Financing and Investing Activities
Shares issued for debt relief	$-	$486,985
Shares issued in advance for services	$-	$300,000
Shares issued for the acquisition of LifeHealthCare, Inc.	$-	$1,200,000

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Cable & Co. Worldwide, Inc. and Subsidiary

notes to CONSOLIDATED financial statements

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES OF THE GROUP

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes.  Beginning in 1999, the Company ceased all operations and has remained in a dormant state since such date.  Recently, the company began taking steps to commence operations.  The company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations.  There is no guarantee that the company will secure the necessary financing to acquire or operate the assets.  Management has primarily focused its attention on the reorganization of Cable & Co. Worldwide, Inc. in order to prepare the Company for capital raising activities.  Neither the parent company nor the subsidiary has devoted its attentions to financial planning, raising capital, research and development or any other activities that would be associated with the start up of operations.  As such, neither company qualifies for classification for development stage accounting.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and incorporate the following significant accounting policies:

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company considers, when applicable, the fair value of the cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on the short term nature of the instruments.

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

The Company's goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of LifeHealthCare, Inc. acquired in 2006. For the year ended September 30, 2007, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. Management determined that goodwill was fully impaired for the year ended September 30, 2007.

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life of ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  For the years ended September 30, 2007 and 2006 the amortization expense on intangible assets amounted to $10,000 and $5,000, respectively.  The patent costs relate to a patent application.  The patent has not been granted.  When the patent is granted, the amount will be amortized.  If the application is denied, the amount will be written off.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment."  This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005.  There were no employee stock options granted, outstanding or vested in fiscal 2007 or 2006.  Accordingly, the Company recognized expense of $0 for the year ended September 30, 2007 for employee stock options.  Stock issued to non-employees is recorded at the time of issue based on trading value of the stock.

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

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants.  Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.  There were no stock options or warrants outstanding during the reporting periods.  There were no common stock equivalents outstanding during fiscal 2006 or fiscal 2007.

Capital Structure and Security Rights

Common Stock - The Company was initially authorized to issue 50,000,000 shares of common stock, par value $.01 per share. All common shares are equal to each other with respect to voting, and dividend rights, and are equal to each other with respect to liquidations rights.  On October 17, 2005, a majority of shareholders passed a resolution to increase the number of authorized common shares to 250,000,000.  On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000 and to lower the par value from $0.01 to $0.001.  The purpose of these resolutions was to create a sufficient number of shares of common stock to allow the Company to settle its last remaining liability and to commence operations.  Preferred Stock - The Company has authorization to issue 1,500,000 shares of preferred stock, par value $.01 per share.

On December 18, 2007 the Company filed a Schedule 14 (C) with the Security and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1.  As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,990,751 from 1,498,612,518.  A record date and an effective date of the stock split has not been determined by the board of directors.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.  The effective date of the reduction has not been determined by the board of directors and have not been reflected in these financial statements.

An amendment to change the name of the Company from Cable & Co. Worldwide, Inc. to Market & Research Corp.

Each of these steps have been approved by the board of directors but are not yet effective.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which, among other things, requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions.  The Company has not filed its tax returns for several years, however, given the lack of revenues and the losses experienced management has determined that there is limited likihood that the Company will take a tax position that under examination would result in a liability or asset.  Therefore the adoption of FIN48 is not expected to have an effect on the results of operations or financial position of the Company.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2007 presentation.

NOTE  3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has accumulated deficit of approximately, $19,000,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows.

NOTE  4.    INTANGIBLE ASSETS

The components of amortized intangible asset as of September 30, 2007 is as follows:

CE Designation Gross Carrying Amount                                                                            $100,000
Accumulated Amortization                                                                              (15,000)
Net Carrying Amount                                                                            $ 85,000
Patent Cost                                                                               11,730
Total Net Carrying Amount                                                                            $  96,730

Amortization expense for intangible assets was $10,000 and $5,000 for the years ended September 30, 2007 and 2006 respectively.  The patent costs relate to a patent application.  The patent has not been granted.  When the patent is granted, the amount will be amortized.  If the application is denied, the amount will be written off.  The sale of both over the counter and regulated prescriptive and similar medical products and devices in member countries comprising the European Union requires that they are subjected to a rigorous process prior to their approval for marketing.  All products, without exception, are required to undergo this rigorous process and if approved receive a “CE” label, which permits their sale in any EU member nation.  The capitalized costs noted above are the amounts expended in securing the CE designation for LHC’s emergency dental kit.  We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.  For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At September 30, 2007 management determined that there no impairment to the intangible assets.  At September 30, 2007, management determined that the entire goodwill balance of $1,169,199 was impaired and was therefore written off to operations.

NOTE  5.    ACQUISITION

On March 28, 2006, the Company acquired LifeHealthCare, Inc. (LHC) a Delaware corporation, a startup company focusing on the dental and healthcare marketplace.  The Company issued 600,000,000 shares of Common Stock at $0.002 per share to acquire LHC.  LHC was acquired from Martin Licht, the Company’s current executive vice president and former chief executive officer.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000.  LHC has a product (an emergency dental kit) that is approved for sale in the European Union.    The acquisition was accounted for as a purchase in accordance with SFAS 141.  The assets were valued at cost as they had been acquired shortly before the acquisition by LHC.
Acquisition cost	$1,200,000

Net assets acquired:
Current assets	$10,639
CE Designation	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,568)

Total liabilities	(86,568)

Amount assigned to goodwill	$1,169,199
LHC has no revenues or tangible assets and will require a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000.
NOTE  6.    RELATED PARTY TRANSACTIONS

The Company had one obligation whose face amount was $252,780 that dated back to 1998 and continued to accrue interest.  The amount was due to Martin Licht (currently the Executive Vice President, but at the time he was not affiliated with the Company).  The total amount owed at September 30, 2005 including accrued interest was $485,985.  The Company settled this obligation, in full on November 7, 2005 through the issuance of stock.  On May 19, 2006, the Company issued a total of 491,627,083 shares of common stock to various companies and individuals in exchange for past services rendered on behalf of the Company.  On that same date the Company issued 150,000,000 shares of common stock for board of director services to be rendered, in the future, on behalf of the Company.  The market value used to value the stock issued was $0.002.  Accordingly, $983,254 has been recognized as expense in the statement of operations.  The Company also recognized $300,000 in prepaid expenses for services and amortized it over the twelve months ended September 30, 2007.

F-7

During the 2007 officer of the Company advanced the Company $110,211 to pay for operating costs.  This amount is non-interest bearing, unsecured, and due on demand: however the officer has agreed not to demand payments for one year.  The same officer advanced $85,218 to LifeHealthCare, Inc. prior to its being acquired by the Company.  The terms of the advance to LifeHealthCare, Inc. are the same as those to the Company.

NOTE  7.       INCOME TAXES

The Company last filed its income tax returns for the year 1999.  It has not filed tax returns for any period since 1999.  The ability of the Company to utilize all or part of its operating tax loss caryforwards or its charitable contribution carryforwards to reduce any tax obligation in the future has not been determined.  In addition, at this time, the Company has no operations and no possibility of producing taxable income to utilize any such operating tax loss carryforward or charitable contribution carryforward.  For both reasons, no tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized.  The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carryforward of approximately $2,970,000 as of September 30, 2007 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.  Under the Internal Revenue Code, generally, expiration of net operating loss carryforwards are twenty-years from when such losses were derived.  Additionally, limits may be imposed on the use of such losses based on certain factors, including, but not limited to, a change in stockholders.

Deferred tax assets and the valuation account as of September 30, 2007 and 2006 are as follows:

                                                               2007                   2006
                                                         ----------------   ----------------
Deferred tax asset:
     Net operating loss carryforward    $   993,000      $    439,620
     Valuation allowance                          (993,000)         (439,620)
                                                         ----------------    ----------------
                                                        $           -            $         -
                                                         ==========   ==========

The components of income tax expense are as follows:
                                                         2007                   2006
                                                     ----------------   ----------------
     Current Federal Tax                $          -         $         -
     Current State Tax                                -                    -
     Change in NOL benefit               (553,000)          (381,800)
     Change in allowance                    553,000             381,800
                                                      ----------------   ----------------
                                                     $         -            $         -
                                                      ==========  ==========

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                                 Expiration
               Year of Loss                         Amount        Date
               ------------------------------------------------------------
               2000                               $    28,000         2020
               2001                                     31,000         2021
               2002                                     34,000         2022
               2003                                     38,000         2023
               2004                                     42,000         2024
               2005                                     51,000         2025
               2006                                1,120,000         2026
         2007                                          1,628,000 2027

NOTE  8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation

The Company has been inactive for over eight years.  Based on searches performed in various jurisdictions that the Company previously operated in, no asserted or pending litigations were discovered.  Inquiries of former officers and directors revealed no known litigation, either pending, suspended or possible.  There can be no assurance that there are no potential or possible litigations in the jurisdictions searched or other jurisdictions not searched.  Based on currently available information, we believe that there are no pending claims that will have a material adverse effect on the Company’s future operating results or financial position.

 NOTE  9. SUBSEQUENT EVENTS

On November 12, 2007, Cable & Co Worldwide, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Andrew Perlmutter and David Weiss (collectively, the “Shareholders”).

The consummation of the stock purchase pursuant to the Purchase Agreement (the “Stock Purchase”) is subject to certain conditions set forth in the Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review.  Upon the closing of the Stock Purchase, the Company will purchase, and the Shareholders will sell, all of the shares (the “Shares”) of InMarketing Corp., a New Jersey corporation (“InMarketing”), to the Company.  InMarketing is in the business of designing proprietary software that provides a unique database-driven program to help companies build employee incentive programs.

The Company will purchase the Shares for $6,121,185.  Fifty percent (50%) of the purchase price will be paid upon the closing of the Stock Purchase, and the remaining fifty percent (50%) will be paid to the Shareholders pursuant to certain promissory notes issued by the Company.  Upon the closing of the Stock Purchase, the Shares will be held in escrow, until the purchase price has been paid in full.

As of November 5, 2007, the Company entered into a Stock Purchase Agreement (the “Aspen Purchase Agreement”)  with Frank H. Schaller, Robert E. Hall, Paul K. Cowhig III, Matthew A. Lambert, and Sherrie L. Smith (collectively, the “Aspen Shareholders”).

The consummation of the stock purchase pursuant to the Aspen Purchase Agreement (the “Aspen Stock Purchase” is subject to certain conditions set forth in the Aspen Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review.  Upon the closing of the Aspen Stock Purchase, the Company will purchase, and the Aspen Shareholders will sell, all of the shares (the “Aspen Shares”) of Quantum Research Services, Inc., d/b/a Aspen Media and Market Research, Ltd., a Colorado corporation (“Aspen”), to the Company.  Aspen is in the business of providing market research services, including: (i) research field services; (ii) circulation – subscription renewal and acquisitions; (iii) sales lead qualification program and specialized services; (iv) relational database creation and list consolidation; and (v) print-to-electronic file conversion.

The Company will purchase the Aspen Shares for $2,041,976..  Fifty percent (50%) of the purchase price for the Aspen Shares will be paid upon the closing of the Aspen Stock Purchase, and the remaining fifty percent (50%) will be paid to the Aspen Shareholders pursuant to the terms of certain promissory notes (the “Notes”) issued by the Company.  At closing, the Notes shall be secured by the Company’s pledge of the Aspen Shares between the Company and the Aspen Shareholders.

F-7

ITEM 8.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.                       Controls and Procedures

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

As of the  date of this annual report, under the supervision and review of the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company that is required to be included in its periodic reports to the SEC.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the Company’s evaluation.  The Company can provide no assurance, however, that its system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

ITEM 8B.                       Other Information

None.

F-5

PART III.

Item 9.                       Directors, Executive Officers, Promoters, Control Persons and Corporate Goverance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The Company’s directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Martin Licht…………………..	66	Executive Vice President, Director
Gary Stein…………………….	58	President, Director, Secretary
Mark Lazar……………………	55	Director
Alberto Salvucci	52	Director
Steven Kessler	61	Director
John Grippo…………………...	52	Chief Financial Officer

Gary Stein

Mr. Stein joined the Company as President, Director and Secretary December 1, 2007.  Mr. Stein is an attorney with more than 30 years business and corporate experience. From 1993 to present Mr. Stein has been self-employed with DB Capital, where he has advised numerous small emerging growth companies, taking senior financial and legal management positions when necessary, the raising of capital, both equity and debt and advising these companies as to mergers and acquisitions in the interest of the company’s shareholders.  Mr. Stein has advised these companies in raising in excess of $80,000,000 in permanent equity financing. From 1995 through 2000 Mr. Stein was CFO and CAO for Pinnacle Technologies, Inc. a leading provider of IT staffing for government and Fortune 500 companies. Mr. Stein is a graduate of Capital University receiving both a B.A. in 1971 and J.D degree in 1974.

Martin Licht

Martin Licht joined the company as Chief Executive Officer and Director in September 2007.  He resigned as Chief Executive Officer and was named as Executive Vice President December 1, 2007 Martin Licht is a practicing attorney with more than thirty five years of diversified legal experience.  From 1979 through 1994 Mr. Licht was affiliated with the law firm of Hertzfeld & Rubin PC, where the directed the firm’s real estate law practice.  Mr. Licht served as a member of the law firm of Gallet, Dryer & Berkey from 1995 through 1997.  Since 1997 Mr. Licht has been self-employed and is a specialist in mergers and acquisitions, public financings, and real estate matters, having directed approximately two hundred twenty five real estate transactions, public offerings and private placements. Mr. Licht is a graduate of New York University and received LLB and J D Degrees from Brooklyn Law School in 1967.

Alberto Salvucci

Alberto Salvucci has be a member of the Board since January 1997. Mr. Salvucci has been the President  of the Company since 1988 until 2007.  He has provided design, production and production control services to the Company since its inception.

Mark Lazar

Mark Lazar joined the Company as a director in June of 2006.  For the last ten years, he has been the CEO of Lazar Equities, a direct owner and property manager of mixed use, industrial and residential properties in Montreal and New York.

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

Board of Directors

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

Audit Committee of the Board of Directors

The Board of Directors shall create a separate audit committee.  Currently, none of the Company’s directors qualifies as a “financial expert” pursuant to Item 401 of Regulation S-B.  The Company has not sought to add a director to its board who qualifies as a “financial expert” because although the Company believes it would be desirable to have a financial expert on its audit committee, the costs of retaining such an expert would be prohibitive, given the Company’s resources at this time.  Currently, the Board of Directors acts in the capacity of the Audit Committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company, and persons who beneficially own more than 10% of the common stock, to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission and furnish copies of those reports to the Company.  Each of the executive officers and directors and persons who beneficially own more than 10% of the common stock of the Company were delinquent in filing a form 3 and/or 4 during the fiscal year.

Code of Ethics

The Company’s Board of Directors adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees.  A copy of the Code of Ethics is available upon request to the Company’s counsel at Robinson & Cole, LLC 695 East Main St. Stamford CT 06904-2305

Item 10.                       Executive Compensation

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2005, September 30, 2006 and September 30, 2007.  None of the Company’s executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2007.

Summary Compensation Table

		Annual Compensation			Awards	Long Term Compensation
Name and Principal Position	Fiscal Year Ended Sept. 30,	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Awards $	Option/SAR’s #	L TIP Payouts $	All Other Compensation $

Steven Kessler,	2007	0	0	0	0	0	0	0
Director (1)	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Martin Licht,(3)	2007	0	0	0	0	0	0	0
Executive Vice President, Director	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
John Grippo,(6)	2007	0	0	0	0	0	0	0
Chief Financial Officer	2006 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Gary Stein, (2)	2007	0	0	0	0	0	0	0
President, Director, Secretary	2006 2005	0 0	0 0	0 0	75,000 0	0 0	0 0	0 0
Alberto Salvucci, (4)	2007	0	0	0	0	0	0	0
Director	2006 2005	0 0	0 0	0 0	75,000 0	0 0	0 0	0 0
Mark Lazar, (5)	2007	0	0	0	0	0	0	0
Director	2006 2005	0 0	0 0	0 0	75,000 0	0 0	0 0	0 0

(1)	Steven Kessler was president from 2006 till December 1, 2007.

(2)	Gary Stein became president and secretary on December 1, 2007. The payment received was in the form of 50,000,000 shares of common stock for directors’ fees.

(3)	Martin Licht was appointed Chief Executive Officer and Director from September2007 to December2007. He became executive vice president on December 1, 2007.

(4)	Alberto Salvucci resigned as president in 2006. The payment for directors’ fees in the form of 50,000,000 shares of common stock.

(5)	Mark Lazar received payment for directors’ fees in the form of 50,000,000 shares of common stock.

(6)	John Grippo received 26,000,000 shares of common stock for services as a consultant prior to being named Chief Financial Officer.

Stock Issued in fiscal 2006 and 2007

Steven Kessler was issued 101,000,000 shares of common stock in fiscal 2006.  The shares were issued for services rendered to the Company as a consultant.  Mr. Kessler assigned all those shares to Mr. Licht in 2007.  Mr. Salvucci, Mr. Stein and Mr. Lazar were each issued 50,000,000 shares of common stock in fiscal 2006.  The shares were issued for servicing as a board member for fiscal 2007.

John Grippo was issued 26,000,000 shares of common stock in fiscal 2006.  The shares were issued for services rendered to the Company as a consultant prior to being named Chief Financial Officer.

Martin Licht and certain other parties were issued 194,396,464 shares of common stock in fiscal 2006.  The shares were issued in exchange for debt and accrued interest owed by the Company to Mr. Licht.  The company issued 600,000,000 shares of common stock to Mr. Licht in return for all the common shares of LifeHealthCare, Inc.

No common shares were issued in fiscal 2007.

Options Granted in Fiscal 2006 and 2007

None.

	Options Granted
Name	Number of Securities Underlying Options	Percent of Total to Employees in Fiscal Year	Per Share Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term
					5%	10%
None

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

During the fiscal year ended September 30, 2007 no options were exercised by any of the Company’s executive officers.  There are no unexercised options outstanding as of September 30, 2007.

Director Compensation

The Company’s directors do not receive fixed compensation for their services as directors.

Item 11.                       Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The following table sets forth, as of January 4, 2008, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)
Alberto Salvucci 10 Wright St, Ste 220 Westport, CT 06880	62,377,474	4.2%	4.2%

Martin Licht(3) 10 Wright St, Ste 220 Westport, CT 06880	804,293,750	53.7%	53.7%
Steven Kessler 10 Wright St, Ste 220 Westport, CT 06880	101,000,000	6.7%	6.7%
John Grippo 10 Wright St, Ste 220 Westport, CT 06880	26,000,000	1.7%	1.7%

Gary Stein 10 Wright St, Ste 220 Westport, CT 06880	50,000,000	3.3%	3.3%
Mark Lazar 10 Wright St, Ste 220 Westport, CT 06880	50,000,000	3.3%	3.3%
All executive officers and directors as a group (6 persons)	1,093,671,224	73.2%	73.2%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after January 4, 2008.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)	Includes 10,000,000 shares owned by Evan Licht, Mr. Martin Licht’s son.

Item 12.                       Certain Relationships, Related Transactions and Director Independence

The Company paid an obligation to Martin Licht (currently the Company’s director and Executive Vice President) of $485,985 through the issuance of 194,396,464 shares of common stock on November 7, 2005.   The obligation was for $252,780 plus $233,205 in accrued interest at a rate of 10.26%.  The obligation related to legal services rendered to the Company.  The Company valued the stock at $485,991 that was given in exchange for the obligation based on $0.0025 per share.

On March 28, 2006, the Company acquired LifeHealthCare, Inc. (LHC) a Delaware corporation from Martin Licht (currently the Company’s director and Executive Vice President) for 600,000,000 shares of common stock.  The value of the stock on March 28, 2006 was $1,200,000.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Audit fees billed to the Company by Sobel & Co., LLC for its audit of the Company’s financial statements filed with the Securities and Exchange Commission for 2007 totaled $25,000.  Fees billed by Chisholm, Bierwolf & Nilson, LLC for the review of the Company’s quarterly financial statements with the Securities and Exchange Commission for 2007 totaled $2,500.

Tax Fees

No fees billed to the Company by Sobel & Co., LLC for its tax returns for the fiscal year 2007 and 2006.

Other Fees

No other fees were billed to the Sobel & Co., LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2007 and 2006, respectively.

Audit Committee Pre-Approval Policies

None

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number	Description

3.1            Articles of incorporation, including amendments

3.2            By laws, including amendments

10.1            Stock Purchase Agreement, dated as of March 28, 2006, between the Company and Martin Licht filed herewith to replace Exhibit 10.1 to 10.3 to the Company’s Form 8-K dated May 10, 2006.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York City, State of New York, on the 4th day of January 2008.

Cable & Co. Worldwide, Inc.

BY:	/S/ Gary Stien

Gary Stein,

President (Principal Executive Officer)

BY:	/S/ John Grippo

John Grippo

Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
	Director	January 14, 2008
/s/ Steven Kessler
Steven Kessler
	Director	January 14, 2008
Martin Licht
/s/ Martin Licht

	Director	January 14, 2008
Alberto Salvucci
/s/ Alberto Salvucci

	Director	January 14, 2008
Gary Stein
/s/ Gary Stein