Form 10KSB/A
period 2007-09-30
CABLE & CO WORLDWIDE INC
filed 2008-01-16
CIK 1009830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	September 30, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-20769

Cable & Co. Worldwide, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3341195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Wright St., Suite 220 Westport CT 06880
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code	(203) 226-6646

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
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

As of January 4, 2008, there were 1,498,612,518 shares of the Registrant’s Common Stock outstanding.

Cable & Co Worldwide, Inc. (the “Company”) is filing this Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2007 in order to add certain Exhibits thereto, including Exhibit 3.1 (Certificate of Incorporation), Exhibit 3.2 (Bylaws), and Exhibit 10.1 (Stock Purchase Agreement, dated as of March 28, 2006, between the Company and Martin Licht filed to replace Exhibit 10.1 to 10.3 to the Company’s Form 8-K dated May 10, 2006) and to correct the par value of the Company as listed therein.

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
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

2007

ASSETS
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

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Cable & Co. Worldwide, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Revenues	$0	$0
Professional fees	122,151	1,107,043
Impairment loss	1,169,199	-
General & administrative expenses	336,193	13,623
Total selling, general and administration expenses	1,627,543	1,120,666
Net loss before income tax	(1,627,543)	(1,120,666)

Provision for income taxes	-	-

Net loss	$(1,627,543)	$(1,120,666)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Stock Outstanding	1,498,612,518	795,558,539

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Cable & Co. Worldwide, Inc. and Subsidiary
CONSOLIDATEDSTATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Prepaid Expenses	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, October 1, 2005	-	$-	43,838,971	$438,390	$-	$15,328,676	$(16,258,051)	$(490,985)
Shares issued for debt relief	-	-	194,396,464	1,943,965	-	(1,457,980)	-	485,985
Reduction of par value from $0.01 to $0.001	-	-	-	(2,144,119)	-	2,144,119	-	-
Shares issued for acquistioin of LifeHealthCare, Inc.	-	-	600,000,000	600,000	-	600,000	-	1,200,000
Issuance of common stock for services	-	-	660,377,083	660,377	(300,000)	720,678	-	1,081,055
Net loss for the year ended September 30, 2006	-	-	-	-	-	-	(1,120,666)	(1,120,666)
Balance, September 30, 2006	-	-	1,498,612,518	1,498,613	(300,000)	17,335,493	(17,378,717)	1,155,389
Amortization of Prepaid Expenses	-	-	-	-	300,000	-	-	300,000
Net loss for the year ended September 30, 2007	-	$-	-	-	-	-	(1,627,543)	(1,627,543)
	-	$-	$1,498,612,518	$1,498,613	$-	$17,335,493	$(19,006,260)	$(172,154)

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

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and  warants.  Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.  There were no stock options or warrants outstanding during the reporting periods.  There were no common stock equivalents outstanding during fiscal 2006 or fiscal 2007.

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

NOTE  4.    INTANGIBLE ASSETS

The components of amortized intangible asset as of September 30, 2007 is as follows:

CE Designation Gross Carrying Amount	$100,000
Accumulated Amortization	(15,000)
Net Carrying Amount	$85,000
Patent Cost	11,730
Total Net Carrying Amount	$96,730

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

Deferred tax assets and the valuation account as of September 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss carryforward	$993,000	$439,620
Valuation allowance	(993,000)	(439,620)
	$-	$-

The components of income tax expense are as follows:

	2007	2006
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(553,000)	(381,800)
Change in allowance	553,000	381,800
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

Year of Loss	Expiration Amount	Date
2000	$28,000	2020
2001	31,000	2021
2002	34,000	2022
2003	38,000	2023
2004	42,000	2024
2005	51,000	2025
2006	1,120,000	2026
2007	1,628,000	2027

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

The Company’s directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Martin Licht	66	Executive Vice President, Director
Gary Stein	58	President, Director, Secretary
Mark Lazar	55	Director
Alberto Salvucci	52	Director
Steven Kessler	61	Director
John Grippo	52	Chief Financial Officer

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

Alberto Salvucci

Alberto Salvucci has been a member of the Board since January 1997. Mr. Salvucci has been the President  of the Company since 1988 until 2007.  He has provided design, production and production control services to the Company since its inception.

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

Code of Ethics

The Company’s Board of Directors adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees.  A copy of the Code of Ethics is available upon request to the Company’s counsel at Robinson & Cole, LLC 695 East Main St. Stamford CT 06904-2305.

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

Audit Committee Pre-Approval Policies

None

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of incorporation, including amendments

3.2	By laws, including amendments

10.1	Stock Purchase Agreement, dated as of March 28, 2006, between the Company and Martin Licht filed herewith to replace 10.1 to 10.3 to the Company's Form 8-K dated May 10, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in New York City, State of New York, on the 4th day of January 2008.

Cable & Co. Worlwide, Inc.

By:	/s/ Gary Stein
Gary Stein
President (Chief Executive Officer)

By:	/S/ John Grippo
John Grippo
Chief Financial Officer (Chief Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

Steven Kessler	Director	January 14,2008
/s/ Steven Kessler

Martin Licht	Director	January 14,2008
/s/ Martin Licht

Alberto Salvucci	Director	January 14,2008
/s/ Alberto Salvucci

Gary Stein	Director	January 14, 2008
/s/ Gary Stein