Form 10QSB
period 2007-12-31
CABLE & CO WORLDWIDE INC
filed 2008-02-14
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

CABLE & CO WORLDWIDE, INC. (Exact name of Registrant as Specified in Its Charter)

Delaware	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10 Wright St, Suite 220 Westport CT 06880 (Address of Principal Executive Offices with Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 226-6646

N/A Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

 The number of shares of common stock outstanding as of February 13, 2008 was 1,498,612,518.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

December 31, 2007
ASSETS
Current Assets
Cash	$22,329
Deposit	2,200
Prepaid expense	17,183
Total Current Assets	41,712
Long Term Assets
Intangible, net	82,500
Patent and CE related expenses	11,730
Total Long Term Assets	$94,230
TOTAL ASSETS	$135,942

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accrued liabilities	$107,786
Due to shareholder	209,152
Total Current Liabilities	316,938
Shareholders’ Deficiency
Common stock, par value $.0001, 1,500,000,000 shares authorized, 1,498,612,518 issued and outstanding	1,498,613
Additional paid-in capital	17,335,493
Accumulated deficit	(19,015,102)
Total Shareholders’ Deficiency	(180,996)
TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIENCY	$135,942

The accompanying notes are an integral part of these condensed consolidated financial statements

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Revenues	$0	$0
General & administrative expenses	8,842	79,300
Net loss before income tax	(8,842)	(79,300)

Provision for income taxes	-	-

Net loss	($8,842)	($79,300)

Loss Per Share -
Basic and Diluted:	($0.00)	($0.00)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	1,498,612,518	1,498,612,518

The accompanying notes are an integral part of these condensed consolidated financial statements

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006

Cash flow from operating activities:
Net loss	($8,842)	($ 79,300)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization expense	2,500	2,500
Prepaid expense amortization	-	75,000
Change in assets and liabilities
Decrease in prepaid expense	1,090	-
Increase in due to shareholder	13,723	1,800
Increase in accrued liabilities	13,858	-
Net cash provided by operating activities	22,329	-
Cash flows from investing activities:
Advances for CE designation	-	(5,000)
Net cash used in investing activities	-	(5,000)
Cash flows from financing activities:
Proceeds from shareholder	-	5,000
Net cash provided by financing activities	-	5,000

Net increase in cash	22,329	-
Cash, beginning of period	-	-
Cash, end of period	$22,329	$0

Supplemental cash flow information:
Cash paid for income tax	$0	$0
Cash paid for interest	$0	$0
Non-cash investing and financing activities:
Shares issued for debt relief	$0	$485,985

The accompanying notes are an integral part of these condensed consolidated financial statements

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. FINANCIAL INFORMATION

Cable & Co Worldwide, Inc. ("Cable" or the “Company”), which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller). As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability.  The Company slipped into a dormant status for the next several years. During this period the Company had no operations, no revenues and no employees. Recently, the Company began taking steps to commence operations. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company did acquire LifeHealth Care, Inc in May 2006, there is no guarantee that the Company will secure the necessary financing to operate the assets or to acquire additional assets. In the year 2000, the Company changed its year end from December 31 to September 30. Since the year end change was prior to any of the periods reported on in these financial statements, and since there were no operations of any kind during the periods reported on in these financial statements, no pro-forma December 31 financial statements are included.

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

On December 18, 2007 the Company filed a Schedule 14 (C) with the Securities and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1. As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,990,751 from 1,498,612,518. A record date and an effective date of the stock split have not been determined by the board of directors and has not been reflected in this document.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000. The effective date of the reduction has not yet been determined by the board of directors and has not been reflected in this document.

An amendment to change the name of the Company from Cable & Co Worldwide, Inc. to Market & Research Corp and such name change has not been reflected in this document.

Each of these steps have been approved by the board of directors but are not yet effective.

2. BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2007 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2008 ("fiscal 2008") and the fiscal year ended September 30, 2007 ("fiscal 2007") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method. The Company had no outstanding options or warrants at December 31, 2007.

	Loss	Shares	Per Share
	(Numerator)	Denominator	Amount

For the three months ended December 31, 2007:
(Loss) to common stockholders	$(8,842)	1,498,612,518	$(0.00)

For the three months ended December 31, 2006:
(Loss) to common stockholders	$(79,300)	1,498,612,518	$(0.00)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘PB’) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. The Company has not issued any stock based compensation.

3. RELATED PARTY TRANSACTIONS

In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (“Heller”). Heller sold all the assets. There was a significant shortfall between the amount owed by the Company and the proceeds from the sale of assets. As there were no remaining assets for the remaining creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. In accordance with Statement of Financial Accounting Standard No. 76, “Extinguishment of Debt,” paragraph 3, and as a result of the court’s order, all other obligations were extinguished June 4, 1999. Subsequent to this date, the Company went into an extended period of dormancy. During this dormancy period, the sole remaining creditor continued to pursue collection of the amount due to him by the Company. On November 7, 2005 the sole remaining creditor of the Company (Martin Licht, a current Company director and officer) accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 194,396,464 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. We believe that the combination of the extinguishment of debt in June 1999 with this settlement with the final remaining creditor will allow the Company to pursue its efforts to commence operations.

As of December 31, 2007, Martin Licht, an officer and director of the Company, advanced the Company $13,723.00 to help pay for operating costs. This amount is unsecured, non-interest bearing, and due on demand.

4. INTANGIBLE ASSETS

The components of amortized intangible asset as of December 31, 2007 is as follows

CE Designation Gross Carrying Amount	$100,000
Accumulated Amortization	(17,500)
Net Carrying Amount	$82,500
Patent and CE related expenses	11,730
Total Net Carrying Amount	$94,230

Amortization expense for intangible assets was $2,500 and $2,500 for the three months ended December 31, 2007 and 2006 respectively. The CE and patent costs relate to application costs. Neither the CE designation nor the patent has been granted. When either is granted, the amount will be amortized. If either application is denied, the amount will be written off.

5. ACQUISITION

On March 28, 2006, the Company acquired LifeHealth Care, Inc. (LHC) a Delaware corporation, an early stage company focusing on the dental and healthcare marketplace from Martin Licht, a director and officer of the Company. The Company issued 600,000,000 shares of Common Stock to Martin Licht, the Company’s current director, to acquire LHC at $.002 per share.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000. LHC has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. The acquisition was accounted for as a purchase.

Acquisition cost	$1,200,000
Net assets acquired:
Current assets	$10,639
Goodwill	1,169,199
Intellectual property	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,658)

Total liabilities	(86,658)
Amount assigned to goodwill	$1,169,199

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company evaluates goodwill and intangible assets at least annually for impairment by analyzing the estimated fair value based on the present value of discounted cash flows compared to the net book value. The Company will write off the amount of any goodwill or intangible in excess of its fair value. Management reviewed the goodwill at September 30, 2007 and determined that it was fully impaired and consequently wrote off the entire balance of $1,169,199.

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

6. TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended December 31, 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2007 and 2006.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $1,800,000 available to offset taxable income through the year 2027.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $610,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $610,000 at December 31, 2007.

ITEM 2 Management's Discussion and Analysis or Plan of Operation

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

The Company acquired all the outstanding stock from the Company’s current director and officer, Martin Licht, of LifeHealth Care, Inc. (“LHC”) on March 28, 2006 in exchange for 600,000,000 shares of the Company’s common stock. LHC is a startup company in the dental and healthcare marketplace that has no revenues or tangible assets. The estimated value of LHC at the time of the acquisition was $1,200,000. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. The Company has identified certain other medical related investments and is in the process of securing funds to acquire those investments and commence operations. LHC will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status. There is no certainty that the Company will secure the necessary financing to acquire or operate any assets.

On December 18, 2007 the Company filed a Schedule 14 (C) with the Securities and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1. As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,990,751 from 1,498,612,518. A record date and an effective date of the stock split have not been determined by the board of directors and has not been reflected in this document.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000. The effective date of the reduction has not yet been determined by the board of directors and has not been reflected in this document.

An amendment to change the name of the Company from Cable & Co Worldwide, Inc. to Market & Research Corp and such name change has not been reflected in this document.

Each of these steps have been approved by the board of directors but are not yet effective.

Results of Operations

Quarter ended December 31, 2007 as compared to quarter ended December 31, 2006

REVENUES

None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $8,842 during fiscal 2007 and $79,300 during fiscal 2006 in administrative expenses primarily related to efforts to revive the Company in fiscal 2007. The reduction is primarily due to the amortization of prepaid director fees of $75,000 in 2006.

AMORTIZATION AND DEPRECIATION

The Company had $2,500 in amortization expense in fiscal 2007 and fiscal 2007 from the amortization of its intangible asset. The amortization expense was included in selling, general and administrative expenses.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $8,842, during the first quarter of fiscal 2007 as compared to $79,300 during the same period this year for an overall decrease in net loss of $70,458. The decrease in the loss is primarily due to the directors’ fees prepaid expense recognition.

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

Seasonal Fluctuations

There have been no fluctuations in our business to date which can be attributed to seasonality.

Employment Agreements

Currently, we have no written employment agreements with any of our employees or officers.

Additional Employee Benefits: The Company has no employees.

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

The Company reviews goodwill annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142, goodwill and other intangible assets. The Company performed its annual impairment test of goodwill as of September 30, 2007 and determined that goodwill was fully impaired. The Company wrote off the entire balance of goodwill.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3:  Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The Company’s principal executive and accounting officers have reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officers believe that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

On December 3, 2007,  the holders of a majority of shares of common stock of the Company approved:

A reverse Stock split of 150:1. As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,990,751 from 1,498,612,518. A record date and an effective date of the stock split have not been determined by the board of directors and has not been reflected in this document.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000. The effective date of the reduction has not yet been determined by the board of directors and has not been reflected in this document.

An amendment to change the name of the Company from Cable & Co Worldwide, Inc. to Market & Research Corp and such name change has not been reflected in this document.

ITEM 6: Exhibits and Reports on Form 10-QSB

Number		Description

3.1	(1)	Articles of Incorporation, as amended and in effect

3.2	(1)	By-laws

31.1	(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		(Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		(Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
		U.S.C. 1350)

32.2	(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		(18 U.S.C. 1350)

(1)	Previously filed with the Form 10-KSB/A filed on January 16, 2008 and incorporated herein by reference.

(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

CABLE & CO WORLDWIDE, INC.

Date: February 13, 2008	/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

CABLE & CO WORLDWIDE, INC.

Date: February 13, 2008	/s/ John Grippo
John Grippo Chief Financial Officer (Principal Accounting Officer)