Form 10QSB
period 2008-03-31
MARKET & RESEARCH CORP.
filed 2008-05-15
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

MARKET & RESEARCH CORP.
(Exact name of Registrant as Specified in Its Charter)
Delaware	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
10 Wright St, Suite 220 Westport CT 06880
(Address of Principal Executive Offices with Zip Code)

Registrant’s Telephone Number, Including Area Code: (203) 226-6646

Cable & Co Worldwide, Inc.
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

 The number of shares of common stock outstanding as of May 13, 2008 was 9,990,750.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

MARKET & RESEARCH CORP. AND SUBSIDIARY

Formerly known as

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2008
ASSETS
Current Assets
Cash	$2,095
Deposit	2,200
Prepaid expense	23,937
Total Current Assets	28,232
Long Term Assets
Intangible, net	80,000
Patent and CE related expenses	11,730
Total Long Term Assets	$91,730
TOTAL ASSETS	$119,962

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accrued liabilities	$135,380
Due to shareholder	221,011
Total Current Liabilities	407,391
Shareholders’ Deficiency
Preferred Stock, $.01 par value; authorized 5,000,000 shares; no shares issued	-
Common stock, par value $.01, 150,000,000 shares authorized, 9,990,750 issued and outstanding	99,907
Additional paid-in capital	18,734,199
Accumulated deficit	(19,070,535)
Total Shareholders’ Deficiency	(236,429)
TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIENCY	$119,962

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues	$0	$0

General & administrative expenses	55,433	80,000
Net loss before income tax	(55,433)	(80.000)

Provision for income taxes	-	-

Net loss	$(55,433)	$(80,000)

Loss Per Share –
Basic and Fully Diluted:	$(0.00)	$(0.00)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	9,990,750	9,990,750

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
Revenues	$0	$0
General & administrative expenses	64,275	159,300
Net loss before income tax	(64,275)	(159,300)

Provision for income taxes	-	-

Net loss	$(64,275)	$(159,300)

Loss Per Share –
Basic and Fully Diluted:	$(0.00)	$(0.00)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	9,990,750	9,990,750

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(64,275)	$(159,300)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization expense	5,000	5,000
Prepaid expense amortization	-	150,000
Change in assets and liabilities
Increase in prepaid expense	(5,664)
Increase in accrued liabilities	41,452	2,500
Net cash provided by operating activities	(23,487)	(1,800)
Cash flows from investing activities:
Advances for CE designation	-	(5,000)
Net cash used in investing activities	-	(5,000)
Cash flows from financing activities:
Proceeds from shareholder	25,582	6,800
Net cash provided by financing activities	26,582	6,800

Net increase in cash	2,095	0
Cash, beginning of period	-	0

Cash, end of period	$2,095	$0

Supplemental cash flow information:
Cash paid for income tax	$0	$0
Cash paid for interest	$0	$0

 The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. FINANCIAL INFORMATION

Market & Research Corp. ("Research" or the “Company”) was incorporated November 10, 1994.  The Company has been dormant since 1999. During this period the Company had no operations, no revenues and no employees. Recently, the Company began taking steps to commence operations. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company did acquire LifeHealth Care, Inc in May 2006, the Company has not secured the necessary financing to operate the assets or to acquire additional assets.

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

On December 18, 2007 the Company filed a Schedule 14 (C) with the Securities and Exchange Commission announcing the approval by a majority of shareholders of the following:

As a result of the reverse split of 1:150, the number of issued and outstanding shares of common stock will be reduced to 9,990,750 from 1,498,612,518. The par value changed from $.0001 to $.01.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.

An amendment to change the name of the Company from Cable & Co Worldwide, Inc. to Market & Research Corp.

Each of these steps has been approved by the board of directors and became effective April 21, 2008, and have been reflected in the financial statements and document.

Between January 1, 2006 and May 13, 2006, the Company issued 8,775,172 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.75 to $0.30 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The book value of the debt retired was used for the exchange of debt for stock. The stock issued is all restricted stock.

The Company acquired all the outstanding stock of LifeHealth Care, Inc. (LHC) a Delaware corporation on March 28, 2006 in exchange of 4,000,000 shares of common stock. LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued. The value of LHC is due to the fact that it already has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. LHC has no revenues and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with adequate financing, LHC will be able to commence operations or obtain profitable status.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $19,000,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows.

3. BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2008 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2008 ("fiscal 2008") and the fiscal year ended September 30, 2007 ("fiscal 2007") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method, unless the effect of such equivalent shares was anti-dilutive. The Company had no outstanding options or warrants at March 31, 2008.

	Loss	Shares	Per Share
	(Numerator)	Denominator	Amount
For the three months ended March 31, 2008:
(Loss) to common stockholders	$(55,433)	9,990,750	$(0.00)

For the three months ended March 31, 2007:
(Loss) to common stockholders	$(80,000)	9,990,750	$(0.00)

	Loss	Shares	Per Share
	(Numerator)	Denominator	Amount
For the six months ended March 31, 2008:
(Loss) to common stockholders	$(64,275)	9,990,750	$(0.00)

For the six months ended March 31, 2007:
(Loss) to common stockholders	$(159,300)	9,990,750	$(0.00)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘APB’) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. The Company has not issued any stock based compensation.

4. RELATED PARTY TRANSACTIONS

The Company has been dormant since 1999. During this dormancy period, only one creditor continued to pursue collection of the amount due to him by the Company. On November 7, 2005 that sole remaining creditor of the Company (Martin Licht, a current Company director and officer) accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 1,295,976 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company. We believe that the combination of the extinguishment of debt in June 1999 with this settlement with the final remaining creditor will allow the Company to pursue its efforts to commence operations.

During the six months ended March 31, 2008, Martin Licht, an officer and director of the Company, advanced the Company $13,723 to help pay for operating costs. This amount is unsecured, non-interest bearing, and due on demand.

5. INTANGIBLE ASSETS

The components of amortized intangible asset as of March 31, 2008 is as follows

CE Designation Gross Carrying Amount	$100,000
Accumulated Amortization	(20,000)
Net Carrying Amount	$80,000
Patent and CE related expenses	11,730
Total Net Carrying Amount	$91,730

Amortization expense for intangible assets was $5,000 and $2,500 for the six and three months ended March 31, 2008 and 2007, respectively. The CE and patent costs relate to application costs. Neither the CE designation nor the patent has been granted. When either is granted, the amount will be amortized. If either application is denied, the amount will be written off.

6. ACQUISITION

On March 28, 2006, the Company acquired LifeHealth Care, Inc. (LHC) a Delaware corporation, an early stage company focusing on the dental and healthcare marketplace from Martin Licht, a director and officer of the Company. The Company issued 4,000,000 shares of Common Stock to Martin Licht, the Company’s current director, to acquire LHC at $.30 per share.

The purchase price was allocated on the basis of the estimated fair values of the assets acquired and liabilities assumed which was $1,200,000. LHC has a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no pre set lifespan. The acquisition was accounted for as a purchase.

Acquisition cost	$1,200,000

Net assets acquired:
Current assets	$10,639
Intellectual property	100,000
Patent	6,730

Total assets	117,369

Liabilities assumed	(86,658)

Net assets	30,711

Amount assigned to goodwill	$1,169,199

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

7. TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2008, the Company recognized no adjustments for uncertain tax benefits. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2008.

The Company has not filed tax returns since 1999. The Company has experienced only losses since 1999. After it files all its delinquent tax returns, the Company expects that it will have no material changes to unrecognized tax positions within the next twelve months.

Upon filing its tax returns, the Company will have net operating loss carryforwards of approximately $1,870,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $635,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $635,000 at March 31, 2008.

8. COMMITMENTS

On November 12, 2007, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Andrew Perlmutter and David Weiss (collectively, the “Shareholders”).

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

The Company has agreed to purchase the Shares for $6,121,185. Fifty percent (50%) of the purchase price will be paid upon the closing of the Stock Purchase, and the remaining fifty percent (50%) will be paid to the Shareholders pursuant to certain promissory notes issued by the Company. Upon the closing of the Stock Purchase, the Shares will be held in escrow, until the purchase price has been paid in full.

As of November 5, 2007, the Company entered into a Stock Purchase Agreement (the “Aspen Purchase Agreement”) with Frank H. Schaller, Robert E. Hall, Paul K. Cowhig III, Matthew A. Lambert, and Sherrie L. Smith (collectively, the “Aspen Shareholders”).  Although the agreement to purchase Aspen expired on February 1, 2008, a majority of the Aspen Shareholders have agreed to remain bound to the same terms to be purchased.

The stock purchase pursuant to the former Aspen Purchase Agreement (the “Aspen Stock Purchase” was subject to certain conditions set forth in the Aspen Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review. Upon the closing of the Aspen Stock Purchase, the Company had agreed to purchase, and the Aspen Shareholders had agreed to sell, all of the shares (the “Aspen Shares”) of Quantum Research Services, Inc., d/b/a Aspen Media and Market Research, Ltd., a Colorado corporation (“Aspen”), to the Company. Aspen is in the business of providing market research services, including: (i) research field services; (ii) circulation - subscription renewal and acquisitions; (iii) sales lead qualification program and specialized services; (iv) relational database creation and list consolidation; and (v) print-to-electronic file conversion.

The Company had previously agreed to purchase the Aspen Shares for $2,041,976. Fifty percent (50%) of the purchase price for the Aspen Shares would have been paid upon the closing of the Aspen Stock Purchase, and the remaining fifty percent (50%) would have been paid to the Aspen Shareholders pursuant to the terms of certain promissory notes (the “Notes”) issued by the Company. At closing, the Notes shall be secured by the Company’s pledge of the Aspen Shares between the Company and the Aspen Shareholders.

On April 30, 2008, the Company entered into a Purchase and Sale of Assets Agreement (the “Purchase Agreement”) with Precision Opinion, Inc., a Nevada Corporation (“Precision”), and James Medick, Michael France, and Edward Wilson, being all of the shareholders of Precision (collectively, the “Shareholders”).

The consummation of the purchase by the Company of substantially all of Precision’s assets, properties and contractual rights (the “Assets”) pursuant to the Purchase Agreement (the “Asset Purchase”) is subject to certain conditions set forth in the Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review. Upon the closing of the Asset Purchase, the Company will purchase, and Precision will sell, all of the assets of Precision to the Company. Precision operates a market research and opinion polling business based in Las Vegas, Nevada.

The Company will purchase the Assets for the sum of: (i) Five Hundred Sixty-Eight Thousand Three Hundred and Ten Dollars ($568,310) (the “Initial Payment”); plus (ii) the amount (if any) equal to the additional loans made by the Shareholders to Precision, plus accrued interest on any such loans at the rate of eight percent (8%) per annum, on terms previously and mutually agreed to in writing or by email correspondence by James Medick and Gary Stein, President of the Company, between the date of the Purchase Agreement and the closing of the Asset Purchase; plus (iii) the Earn Out Amount.

By January 30, 2009, the Company shall pay to Precision an additional amount (the “Earn Out Amount”) equal to five times the EBITDA of the Precision Opinion division of the Company for the calendar year 2009 less the Initial Payment and the amount of any loans made to Precision as set forth above. The Earn Out Amount shall be paid one-half in cash and one-half in common shares of the Company’s stock, valued at the average of the bid price for the first ten business days in January, 2010. Upon the closing of the Asset Purchase, the Company will enter into an employment agreement with James Medick and certain other ancillary documents related to the Asset Purchase.

ITEM 2 Management's Discussion and Analysis or Plan of Operation

Background and History

The Company, which was incorporated November 10, 1994. The Company has been dormant since 1999. During this dormancy period, only one creditor continued to pursue collection of the amount due to him by the Company. On November 7, 2005, that sole remaining creditor of the Company (Martin Licht, a current Company director and officer) accepted an offer by the Company to convert the entire amount owed, including accrued but unpaid interest, ($485,985) by the Company into common stock. Under this settlement, the Company issued 1,295,976 common shares in full satisfaction of all claims of this creditor. This was the only known outstanding obligation of the Company.

In an effort to commence operations, the Company has issued and committed to issue common stock in return for services. Between October, 2005 and October, 2006, the Company issued 9,698,490 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc.

The Company acquired all the outstanding stock from the Company’s current director and officer, Martin Licht, of LifeHealth Care, Inc. (“LHC”) on March 28, 2006 in exchange for 4,000,000 shares of the Company’s common stock. LHC is a startup company in the dental and healthcare marketplace that has no revenues or tangible assets. The estimated value of LHC at the time of the acquisition was $1,200,000. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. The Company has identified certain other medical related investments and is in the process of securing funds to acquire those investments. LHC will require a significant amount of financing. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. There is no certainty that even with financing, LHC will be able to commence operations or obtain profitable status. There is no certainty that the Company will secure the necessary financing to acquire or operate any assets.

On April 21, 2008 the following steps, which had previously been approved by a majority of shareholders, became effective:

As a result of the reverse split of 1:150, the number of issued and outstanding shares of common stock will be reduced to 9,990,750 from 1,498,612,518. The par value changed from $.0001 to $.01

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.

An amendment to change the name of the Company from Cable & Co Worldwide, Inc. to Market & Research Corp.

Each of these steps has been approved by the board of directors and became effective April 21, 2008, and have been reflected in the financial statements and corporate documents of the Company.

On November 12, 2007, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Andrew Perlmutter and David Weiss (collectively, the “Shareholders”).

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

The Company has agreed to purchase the Shares for $6,121,185. Fifty percent (50%) of the purchase price will be paid upon the closing of the Stock Purchase, and the remaining fifty percent (50%) will be paid to the Shareholders pursuant to certain promissory notes issued by the Company. Upon the closing of the Stock Purchase, the Shares will be held in escrow, until the purchase price has been paid in full.

As of November 5, 2007, the Company entered into a Stock Purchase Agreement (the “Aspen Purchase Agreement”) with Frank H. Schaller, Robert E. Hall, Paul K. Cowhig III, Matthew A. Lambert, and Sherrie L. Smith (collectively, the “Aspen Shareholders”).  Although the agreement to purchase Aspen expired on February 1, 2008, a majority of the Aspen Shareholders have agreed to remain bound to the same terms to be purchased.

The stock purchase pursuant to the former Aspen Purchase Agreement (the “Aspen Stock Purchase” was subject to certain conditions set forth in the Aspen Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review. Upon the closing of the Aspen Stock Purchase, the Company had agreed to purchase, and the Aspen Shareholders had agreed to sell, all of the shares (the “Aspen Shares”) of Quantum Research Services, Inc., d/b/a Aspen Media and Market Research, Ltd., a Colorado corporation (“Aspen”), to the Company. Aspen is in the business of providing market research services, including: (i) research field services; (ii) circulation - subscription renewal and acquisitions; (iii) sales lead qualification program and specialized services; (iv) relational database creation and list consolidation; and (v) print-to-electronic file conversion.

The Company had previously agreed to purchase the Aspen Shares for $2,041,976. Fifty percent (50%) of the purchase price for the Aspen Shares would have been paid upon the closing of the Aspen Stock Purchase, and the remaining fifty percent (50%) would have been paid to the Aspen Shareholders pursuant to the terms of certain promissory notes (the “Notes”) issued by the Company. At closing, the Notes shall be secured by the Company’s pledge of the Aspen Shares between the Company and the Aspen Shareholders.

On April 30, 2008, the Company entered into a Purchase and Sale of Assets Agreement (the “Purchase Agreement”) with Precision Opinion, Inc., a Nevada Corporation (“Precision”), and James Medick, Michael France, and Edward Wilson, being all of the shareholders of Precision (collectively, the “Shareholders”).

The consummation of the purchase by the Company of substantially all of Precision’s assets, properties and contractual rights (the “Assets”) pursuant to the Purchase Agreement (the “Asset Purchase”) is subject to certain conditions set forth in the Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review. Upon the closing of the Asset Purchase, the Company will purchase, and Precision will sell, all of the assets of Precision to the Company. Precision operates a market research and opinion polling business based in Las Vegas, Nevada.

The Company will purchase the Assets for the sum of: (i) Five Hundred Sixty-Eight Thousand Three Hundred and Ten Dollars ($568,310) (the “Initial Payment”); plus (ii) the amount (if any) equal to the additional loans made by the Shareholders to Precision, plus accrued interest on any such loans at the rate of eight percent (8%) per annum, on terms previously and mutually agreed to in writing or by email correspondence by James Medick and Gary Stein, President of the Company, between the date of the Purchase Agreement and the closing of the Asset Purchase; plus (iii) the Earn Out Amount.

By January 30, 2009, the Company shall pay to Precision an additional amount (the “Earn Out Amount”) equal to five times the EBITDA of the Precision Opinion division of the Company for the calendar year 2009 less the Initial Payment and the amount of any loans made to Precision as set forth above. The Earn Out Amount shall be paid one-half in cash and one-half in common shares of the Company’s stock, valued at the average of the bid price for the first ten business days in January, 2010. Upon the closing of the Asset Purchase, the Company will enter into an employment agreement with James Medick and certain other ancillary documents related to the Asset Purchase.

Results of Operations

Quarter ended March 31, 2008 as compared to quarter ended March 31, 2007

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $55,433 during fiscal 2008 and $80,000 during fiscal 2007 in administrative expenses primarily related to efforts to revive the Company in fiscal 2008.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $55,433, during the second quarter of fiscal 2007 as compared to $80,000 during the same period last year for an overall decrease in net loss of $24,567. The decrease in the loss is primarily due to the directors’ fees prepaid expense recognition in fiscal 2007.

Six months ended March 31, 2008 as compared to six months ended March 31, 2007

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $64,275 in administrative expenses primarily related to efforts to revive the Company in fiscal 2008. The expenses during the comparable period the prior year of $159,300 were primarily related to the amortization of directors’ fees prepaid expense recognition.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $64,275, during the first six months of fiscal 2008 as compared to $159,300 during the same period the prior fiscal year for an overall decrease in net loss of $95,025. The decrease in the loss was due to the directors’ fees prepaid expense recognition in fiscal 2007.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing. There can not be any assurance that the Company will be able to secure any such financing.

The Company has negative working capital. Until it secures financing, it is unlikely that the Company will have any working capital. Without working capital, the Company can not operate.

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

We have a history of substantial operating losses and an accumulated deficit of $19,070,535 as of March 31, 2008. For the six months ended March 31, 2008, our net loss was $64,275. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We will need additional financing in order to continue our operations which we may not be able to raise.

We will require additional capital to finance our operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Our performance depends on market acceptance of our products and we cannot be sure that our products are commercially viable.

We expect to derive a substantial portion of our future revenues from the marketing services. Although we believe these services will continue to be in demand, there is no such assurance.  If markets for our products fail or are subject to substantial competition, our future business, financial condition and results of operations will be materially and adversely affected.

Rapidly changing technology and substantial competition may adversely affect our business.

Our business is subject to rapid changes in technology.  We can provide no assurances that research and development by competitors will not render our services obsolete or uncompetitive.  We will compete with a number of companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than we do.  If our services are rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

Our stock price can be extremely volatile.

Our common stock is traded on the Pink Sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Trading on the Pink Sheets may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the Pink Sheets. Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on the Nasdaq SmallCap.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

We have not declared dividends on our common stock since our incorporation and we have no present intention of paying dividends on our common stock.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2008.

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

The Company’s principal executive and accounting officers have reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred as of March 31, 2008. Based on this review, the principal executive and accounting officers believe that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

ITEM 6: Exhibits and Reports on Form 10-QSB

Number		Description

3.1	(1)	Articles of Incorporation, as amended and in effect

3.2	(1)	By-laws

31.1	(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed with the Form 10-KSB/A filed on January 16, 2008 and incorporated herein by reference.
(2)	Field herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 13, 2008

MARKET & RESEARCH CORP.

/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 13, 2008

MARKET & RESEARCH CORP.

/s/ John Grippo
John Grippo
Chief Financial Officer
(Principal Accounting Officer)