Form 10QSB
period 2008-06-30
MARKET & RESEARCH CORP.
filed 2008-08-14
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

 The number of shares of common stock outstanding as of August 12, 2008 was 14,224,404.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY

INDEX

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Balance Sheet at June 30, 2008 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2008 and 2007

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II – OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES
EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2008
ASSETS
Current Assets
Cash	$78
Deposit	2,200
Prepaid expense	23,937
Total Current Assets	26,215
Long Term Assets
Patent and CE related expenses	11,730
Total Long Term Assets	$11,730
TOTAL ASSETS	$37,945

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accrued liabilities	$189,541
Due to shareholders	226,025
Total Current Liabilities	415,566
Shareholders’ Deficiency
Common stock, par value $.01, 150,000,000 shares authorized, 14,224,404 issued and outstanding	142,235
Additional paid-in capital	21,147,203
Accumulated deficit	(21,667,059)
Total Shareholders’ Deficiency	(377,621)
TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIENCY	$37,945

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Revenues	$0	$0
Consulting fees	2,512,549	10,000
Impairment loss	77,500	-
General & administrative expenses	6,476	80,500
Net loss before income tax	(2,596,525)	(90,500)

Provision for income taxes	-	-

Net loss	$(2,596,525)	$(90,500)

Loss Per Share :
Basic and Fully Diluted	$(0.19)	$(0.01)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	13,480,082	9,991,072

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Revenues	$0	$0
Consulting fees	2,530,454	12,500
Impairment loss	77,500	-
General & administrative expenses	52,846	237,300
Net loss before income tax	(2,660,800)	(249,800)

Provision for income taxes	-	-

Net loss	$(2,660,8,00)	$(249,800)

Loss Per Share:
Basic and Fully Diluted	$(0.24)	$(0.03)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	11,149,831	9,991,072

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as

CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(2,660,800)	$(249,800)
Adjustments to reconcile net (loss) to net cash Used in operating activities:
Compensatory stock expense	2,455,333	-
Impairment loss	77,500	-
Amortization expense	7,500	7,500
Prepaid expense amortization	-	225,000
Change in assets and liabilities
Increase in prepaid expense	(5,664)
Increase in accrued liabilities	95,613	10,500
Net cash used in operating activities	(30,518)	(6,800)
Cash flows from investing activities:
Advances for CE designation	-	(5,000)
Net cash used in investing activities	-	(5,000)
Cash flows from financing activities:
Proceeds from shareholder	30,596	11,800
Net cash provided by financing activities	30,596	11,800

Net increase in cash	78	0
Cash, beginning of period	-	0
Cash, end of period	$78	$0

Supplemental cash flow information:
Cash paid for income tax	$0	$0
Cash paid for interest	$0	$0

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

On December 18, 2007 the Company filed a Schedule 14 (C) with the Securities and Exchange Commission announcing the approval by a majority of shareholders of the following:

As a result of the reverse split of 1:150, the number of issued and outstanding shares of common stock will be reduced to 9,991,072 from 1,498,612,518. The par value changed from $.0001 to $.01.

A reduction of the authorized number of shares of common stock from 1,500,000,000 to 150,000,000.

An amendment to change the name of the Company from Cable & Co Worldwide, Inc. to Market & Research Corp.

Each of these steps has been approved by the board of directors and became effective April 21, 2008, and all have been reflected in the financial statements and this document.

Between January 1, 2006 and August 12, 2006, the Company issued 8,775,172 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.75 to $0.30 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The book value of the debt retired was used for the exchange of debt for stock. The stock issued is all restricted stock.

The Company acquired all the outstanding stock of LifeHealth Care, Inc. (LHC) a Delaware corporation on March 28, 2006 in exchange of 4,000,000 shares of common stock. LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued. The value of LHC was due to the fact that it already had a product (an emergency dental kit) that is approved for sale in the European Union. The life of this asset is indeterminable since the approval has no preset lifespan. LHC has no revenues and will require a significant amount of financing in order to commence operations. The Company does not have access to the necessary financing at this time. If financing is not obtained, LHC will not be able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. There is no certainty that even with adequate financing, LHC will be able to commence operations or obtain profitable status. On April 21, 2008, the Company’s Board of Directors conditionally approved the spin off of LHC to the shareholders of the Company. The spin off is conditioned upon the approval of the Securities and Exchange Commission. As of the filing date of this form, the approval of the Security and Exchange Commission had not been received.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately $21,600,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows, to the extent that they are able.

3. BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2008 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2008 ("fiscal 2008") and the fiscal year ended September 30, 2007 ("fiscal 2007") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

NET INCOME OR LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method, unless the effect of such equivalent shares was anti-dilutive. The Company had no outstanding options or warrants at June 30, 2008.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2009.  After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively.  The Company does not expect that EITF 03-6-1 will have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP.  The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2009.   The Company does not expect that SFAS 162 will have an impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”) which provides guidance on accounting for a transfer of a financial asset and repurchase financing.  FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect that FSP FAS 140-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company is currently determining the effect, if any, that SFAS 160 will have on its consolidated financial statements.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141 (“SFAS 141R”). SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs be expensed as incurred. The Company is currently evaluating the effect, if any, that SFAS 141R will have on its financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.   The Company does not expect that SAB 110 will have an impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of FASB Statement 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company did not elect to apply the provisions of SFAS 159 for existing eligible instruments at December 31, 2007.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value in GAAP and expands the disclosure of fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘APB’) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. The Company issued 4,233,332 common shares to two appointed directors, two officers and seven consultants in return for services rendered during the three months ended June 30, 2008. The Company valued the shares based on the closing share price of $0.58 on the date of grant, which was the date of commitment and the date at which the performance was complete.

In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services”, the Company measures the fair value of the equity instruments issued to non-employees using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

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

During the nine months ended June 30, 2008, Martin Licht, an officer and director of the Company and Gary Stein, the president and director of the Company, advanced the Company $30,596 to help pay for operating costs. This amount is unsecured, non-interest bearing, and due on demand. The Company owes Mr. Licht and Mr. Stein $226,025 as of June 30, 2008. This amount is unsecured, non-interest bearing, and due on demand.

5. INTANGIBLE ASSETS

The components of amortized intangible asset as of June 30, 2008 is as follows:

CE Designation Gross Carrying Amount	$100,000
Accumulated Amortization	(22,500)
Impairment loss	(77,500)
Net Carrying Amount	$-
Patent and CE related expenses	11,730
Total Net Carrying Amount	$11,730

Amortization expense for intangible assets was $7,500 and $2,500 for the nine and three months ended June 30, 2008 and 2007, respectively. The Company reviewed the CE Designation costs for impairment as of June 30, 2008 and determined that it was fully impaired. The CE and patent costs relate to application costs. Neither the CE designation nor the patent has been granted. When either is granted, the amount will be amortized. If either application is denied, the amount will be written off.

6. ACQUISITION

On March 28, 2006, the Company acquired LifeHealth Care, Inc. (LHC), a Delaware corporation, an early stage company focusing on the dental and healthcare marketplace from Martin Licht, a director and officer of the Company. The Company issued 4,000,000 shares of Common Stock to Martin Licht to acquire LHC at $.30 per share.

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

Intangible assets with a definite life are amortized over their legal or estimated useful lives, whichever is shorter. The Company reviews the carrying amounts of intangible assets with a definite life whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances might include changes in technology, significant litigation or other items. As noted above, the Company reviewed the CE Designation costs for impairment as of June 30, 2008 and determined that it was fully impaired.

Intellectual property will be amortized over the estimated useful life of ten years.

7. TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended June 30, 2008, the Company recognized no adjustments for uncertain tax benefits. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2008.

The Company has not filed tax returns since 1999. The Company has experienced only losses since 1999. After it files all its delinquent tax returns, the Company expects that it will have no material changes to unrecognized tax positions within the next twelve months.

Upon filing its tax returns, the Company will have net operating loss carryforwards of approximately $1,925,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $655,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $655,000 at June 30, 2008.

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

As of November 5, 2007, the Company entered into a Stock Purchase Agreement (the “Aspen Purchase Agreement”) with Frank H. Schaller, Robert E. Hall, Paul K. Cowhig III, Matthew A. Lambert, and Sherrie L. Smith (collectively, the “Aspen Shareholders”).  Although the agreement to purchase Aspen expired on February 1, 2008, a majority of the Aspen Shareholders have agreed to remain bound to the same terms to be purchased with no specified termination date

The stock purchase pursuant to the former Aspen Purchase Agreement (the “Aspen Stock Purchase” was subject to certain conditions set forth in the Aspen Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review. Upon the closing of the Aspen Stock Purchase, the Company had agreed to purchase, and the Aspen Shareholders had agreed to sell, all of the shares (the “Aspen Shares”) of Quantum Research Services, Inc., d/b/a Aspen Media and Market Research, Ltd., a Colorado corporation (“Aspen”), to the Company. Aspen is in the business of providing market research services, including: (i) research field services; (ii) circulation – subscription renewal and acquisitions; (iii) sales lead qualification program and specialized services; (iv) relational database creation and list consolidation; and (v) print-to-electronic file conversion.

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

On April 21, 2008, the Company’s Board of Directors conditionally approved the spin off of LHC to the shareholders of the Company. The spin off is conditioned upon the approval of the Securities and Exchange Commission. As of the filing date of this form, the approval of the Security and Exchange Commission had not been received. The Board of Directors also elected a Board of Directors for LifeHealth Care, Inc. to serve when it becomes an independent Company. The Board of Directors also approved the issuance of 8,512,861 shares of LifeHealth Care, Inc. common shares to appointed directors, two officers and seven individuals. These individuals have provided consulting services to LifeHealth Care, Inc.

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

On April 21, 2008 the following steps, which had previously been approved by a majority of shareholders, became effective:

As a result of the reverse split of 1:150, the number of issued and outstanding shares of common stock will be reduced to 9,991,082 from 1,498,612,518. The par value changed from $.0001 to $.01

A reduction of the authorized number of shares of common stock from 1,500,000,000 to 150,000,000.

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

As of November 5, 2007, the Company entered into a Stock Purchase Agreement (the “Aspen Purchase Agreement”) with Frank H. Schaller, Robert E. Hall, Paul K. Cowhig III, Matthew A. Lambert, and Sherrie L. Smith (collectively, the “Aspen Shareholders”).  Although the agreement to purchase Aspen expired on February 1, 2008, a majority of the Aspen Shareholders have agreed to remain bound to the same terms to be purchased with no specified termination date.

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

On April 21, 2008, the Company’s Board of Directors conditionally approved the spin off of LHC to the shareholders of the Company. The spin off is conditioned upon the approval of the Securities and Exchange Commission. As of the filing date of this form, the approval of the Security and Exchange Commission had not been received.

Results of Operations

Quarter ended June 30, 2008 as compared to quarter ended June 30, 2007

REVENUES
None.

IMPAIRMENT LOSS
The Company recognized $77,500 impairment loss during the three months ended June 30, 2008 and $0.0 during the same period in fiscal 2007. The loss was attributed to the CE designation the Company holds on the emergency dental kit. The impairment was due to the inability of the Company to be able to demonstrate an ability to generate revenues related to this asset.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $2,519,025 during fiscal 2008 and $90,500 during fiscal 2007 in administrative expenses primarily related to efforts to revive the Company in fiscal 2008. The increase in 2008 is due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $2,519,025, during the second quarter of fiscal 2007 as compared to $90,500 during the same period last year for an overall increase in net loss of $2,428,525. The increase in the loss is primarily due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services in fiscal 2008.

Nine months ended June 30, 2008 as compared to nine months ended June 30, 2007

REVENUES
None.

IMPAIRMENT LOSS
The Company recognized $77,500 impairment loss during the three months ended June 30, 2008 and $0.0 during the same period in fiscal 2007. The loss was attributed to the CE designation the Company holds on the emergency dental kit. The impairment was due to the inability of the Company to be able to demonstrate an ability to generate revenues related to this asset.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $2,538,300 in administrative expenses in fiscal 2008. The expenses during the comparable period the prior year of $249,800 were primarily related to the amortization of directors’ fees prepaid expense recognition. The increase in 2008 is due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $2,583,300, during the first nine months of fiscal 2008 as compared to $249,800 during the same period the prior fiscal year for an overall decrease in net loss of $95,025. The increase in 2008 is due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services in fiscal 2008.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing. There can not be any assurance that the Company will be able to secure any such financing. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $21,600,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

The Company has negative working capital. Until it secures financing, it is unlikely that the Company will have any working capital. Without working capital, the Company can not operate.

The Company does not have any assets with which it can satisfy any of its outstanding obligations. The Company’s ability to survive is in question. The Company is dependent on issuing its stock in exchange for goods and services.

Recent Accounting Pronouncements

See Note 3 "Recent Accounting Pronouncements" in the Notes to Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

We have a history of substantial operating losses and an accumulated deficit of $21,589,560 as of June 30, 2008. For the six months ended June 30, 2008, our net loss was $2,583,300. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended June 30, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

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

The Company’s principal executive and accounting officers have reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred as of June 30, 2008. Based on this review, the principal executive and accounting officers believe that the disclosure controls and procedures are adequate.

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

Date: August 12, 2008

MARKET & RESEARCH CORP.

/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: August 12, 2008

MARKET & RESEARCH CORP.

/s/ John Grippo
John Grippo
Chief Financial Officer
(Principal Accounting Officer)