Form 10QSB/A
period 2008-06-30
MARKET & RESEARCH CORP.
filed 2008-09-05
CIK 1009830

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

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Revenues	$0	$0
Consulting fees	2,530,454	12,500
Impairment loss	77,500	-
General & administrative expenses	52,846	237,300
Net loss before income tax	(2,660,800)	(249,800)

Provision for income taxes	-	-

Net loss	$(2,660,800)	$(249,800)

Loss Per Share:
Basic and Fully Diluted	$(0.24)	$(0.03)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	11,149,831	9,991,072

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $2,596,525 during fiscal 2008 and $90,500 during fiscal 2007 in administrative expenses primarily related to efforts to revive the Company in fiscal 2008. The increase in 2008 is due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $2,596,525, during the third quarter of fiscal 2008 as compared to $90,500 during the same period last year for an overall increase in net loss of $2,506,025. The increase in the loss is primarily due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services in fiscal 2008 and an impairment charge of $77,500.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $2,660,800 in administrative expenses in fiscal 2008. The expenses during the comparable period the prior year of $249,800 were primarily related to the amortization of directors’ fees prepaid expense recognition. The increase in 2008 is due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $2,660,800, during the first nine months of fiscal 2008 as compared to $249,800 during the same period the prior fiscal year for an overall increase in net loss of $2,411,000. The increase in 2008 is due to the issuance of 4,233,332 common shares to two appointed directors, two officers and seven individuals in exchange for consulting services in fiscal 2008 and an impairment charge of $77,500.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing. There can not be any assurance that the Company will be able to secure any such financing. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $21,600,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

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

We have a history of substantial operating losses and an accumulated deficit of $21,667,059 as of June 30, 2008. For the nine months ended June 30, 2008, our net loss was $2,660,800. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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