Form 10-K
period 2008-09-30
MARKET & RESEARCH CORP.
filed 2009-01-13
CIK 1009830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 0-20769

Market & Research Corp.
(Exact name of Registrant as specified in its charter)

Delaware	22-3341195
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

137 Rowayton Avenue Suite 110 Rowayton CT 06853
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (203) 866-1013

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

Issuer’s revenues for its most recent fiscal year: September 30, 2008 = $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.  (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 8, 2009, was approximately $1,866,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of January 13, 2009, there were 19,066,071 shares of the Registrant’s Common Stock outstanding.

PART I.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of Market & Research Corp. (the “Company” or “MRC”) included in this Report, including matters discussed under the captions “Legal Proceedings” in Part I, Item 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 are "forward-looking statements."  Forward-looking statements include statements about the business strategies of Market & Research Corp., and other statements that are not historical facts.  The words "anticipate," "estimate," "project," "intend," "expect," "believe," "forecast" and similar expressions are also intended to identify forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.  These factors include, among other things:

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

Item 1.  Business

Market & Research Corp. is currently a dormant company with no revenues or operations.

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

On March 28, 2006 the Company acquired all the stock of LifeHealthCare, Inc. (LHC) a Delaware corporation by issuing 4,000,000 shares of the Company’s common stock.  LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued.  LHC focused on the dental and healthcare marketplace.  LHC had no revenue and required a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  There was no certainty that even with financing, LHC would be able to commence operations or obtain profitable status.  Management primarily focused its attention on the reorganization of Market & Research Corp. in order to prepare the Company for capital raising activities.

On December 18, 2007 the Company filed a Schedule 14 (C) with the Security and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1.  As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,991,072 from 1,498,612,518.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.

An amendment to change the name of the Company from Cable & Co. Worldwide, Inc. to Market & Research Corp.

Each of these steps have been approved by the board of directors and became effective April 21, 2008, and all have been reflected in the financial statements and this document.

On September 12, 2008, the Company distributed all the stock of LHC in the form of a dividend to the shareholders of the Company.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.

Recent Transactions

The Company has entered into three definitive Purchase Agreements each of which is in full force and effect.

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

Subsequent to closing, the Company shall pay to Precision an additional amount (the “Earn Out Amount”) equal to five times the EBITDA of the Precision Opinion division of the Company for the calendar year 2009 less the Initial Payment and the amount of any loans made to Precision as set forth above. The Earn Out Amount shall be paid one-half in cash and one-half in common shares of the Company’s stock, valued at the average of the bid price for the first ten business days in January, 2010. Upon the closing of the Asset Purchase, the Company will enter into an employment agreement with James Medick and certain other ancillary documents related to the Asset Purchase.

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  The Board of Directors also elected a Board of Directors for LifeHealth Care, Inc. to serve when it becomes an independent Company.  The Board of Directors also approved the issuance of 8,512,861 shares of LifeHealth Care, Inc. common shares to appointed directors, two officers and seven individuals.  These individuals have provided consulting services to LifeHealth Care, Inc.

Subsequent Events

The Company issued a total of 4,091,667 common shares subsequent to year end to consultants for services so rendered.

The Company has made an application for inclusion on the Bulletin Board with the Financial Industry Regulatory Authority (FINRA).

Description of Our Subsidiaries and Investments

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.

Employees

As of January 13, 2009, the Company employed no employees.

The Company cannot be assured of being able to attract qualified employees in the future.

Item 1A. Risk Factors

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses.  For the year ended September 30, 2008, our net loss was $5,921,511.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses for the immediate near future.  These factors, among others, raise significant doubt about our ability to continue as a going concern.  If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of September 30, 2008, we have no employees and utilize the services of consultants.  They are not otherwise prohibited from terminating their consulting relationship with the Company.  The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects.  Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business.  Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

Litigation concerning intellectual property could adversely affect our business.

We rely on a combination of trade secrets, trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, license, proprietary technology and know-how.  However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement.  If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

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

Our common stock is traded on the OTC Pink Sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Trading on the OTC Pink Sheets may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Pink Sheets. Trading in stock quoted on the OTC Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the OTC Pink Sheets is not a stock exchange, and trading of securities on the OTC Pink Sheets is often more sporadic than the trading of securities listed on the Nasdaq SmallCap.

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

We do not expect to pay cash dividends on our common stock.

We have not declared cash dividends on our common stock since our incorporation and we have no present intention of paying cash dividends on our common stock.

Item 2.  Description of Property

The Company’s principal executive offices are located at 137 Rowayton Avenue Suite 110 Rowayton, CT 06853 at no cost.  As the Company has no employees, the office is primarily for mail and phone calls, there is an estimate of $5,000 per year for the value for the space included in the financial statements.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

The common stock was suspended from trading on the Nasdaq National Market because the Company had no assets.  Since its stock was delisted, the common stock has been traded on the “pink sheets” or over-the-counter-market under the symbol MTRE.PK.  The “pink sheets” is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.  Recently the Company received approval from FINRA that its stock may be traded on the bulletin board.  The Company expects to be listed on the Bulletin board during 2009.  The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock.

	High	Low

Common Stock Fiscal 2007
1st Quarter	$0.103	$0.051
2nd Quarter	$0.206	$0.051
3rd Quarter	$0.18	$0.077
4th Quarter	$0.386	$0.077

Common Stock Fiscal 2008
1st Quarter	$1.158	$0.154
2nd Quarter	$1.416	$0.257
3rd Quarter	$1.54	$0.343
4th Quarter	$0.96	$0.17

The closing price of our common stock on January 7, 2009 was $.17.

As of January 7, 2009, there were approximately 125 holders of record of common stock.  The Company’s symbol is MTRE

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

Item 6. Selected Financial Data

We have derived the selected financial data presented below from audited consolidated financial statements for the fiscal years ended September 30, 2008 and 2007. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Selected Financial Information

	2008	2007
Revenue	$0	$0
Net Loss	(5,921,511)	(1,627,543)
Total Assets	294	117,203
Stockholders’ Deficit	(355,035)	(172,154)

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations needs to be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. This discussion and analysis includes forward-looking statements that are subject to risks, uncertainties and other factors described under the caption “Risk Factors” beginning with Item 1A of this Annual Report. These factors could cause actual results in current and future periods to differ materially from those expressed in, or implied by, those forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

On March 28, 2006 the Company acquired all the stock of LifeHealthCare, Inc. (LHC) a Delaware corporation by issuing 4,000,000 shares of the Company’s common stock.  LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued.  LHC is focused on the dental and healthcare marketplace. LHC had no revenue and required a significant amount of financing in order to commence operations.  The Company does not have access to the necessary financing at this time.  If financing is not obtained, LHC will not be able to commence operations.  There was no certainty that even with financing, LHC would be able to commence operations or obtain profitable status.  Management primarily focused its attention on the reorganization of Market & Research Corp. in order to prepare the Company for capital raising activities.

On December 18, 2007 the Company filed a Schedule 14 (C) with the Security and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1.  As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,991,072 from 1,498,612,518

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.

An amendment to change the name of the Company from Cable & Co. Worldwide, Inc. to Market & Research Corp.

Each of these steps has been approved by the board of directors and became effective April 21, 2008, and all have been reflected in the financial statements and this document.

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  On September 12, 2008, the Company distributed all the stock of LHC in the form of a dividend to the shareholders of the Company.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Revenues

The Company had no revenues or operations in either 2008 or 2007.

Cost of Sales

The Company had no cost of sales or operations in either 2008 or 2007.

Impairment Loss
The Company recognized $77,500 impairment loss during the year ended September 30, 2008 and $1,169,199 during the same period in fiscal 2007.  The 2008 loss was attributed to the CE designation the Company holds on the emergency dental kit.  The impairment was due to the inability of the Company to be able to demonstrate an ability to generate revenues related to this asset.  The 2007 loss was attributable to the goodwill that was recorded upon the acquisition of LifeHealthCare, Inc.  The impairment was due to the inability to recover the value of the goodwill balance.

Selling, General and Administrative Expenses
The Company recognized $738,233 in administrative expenses and professional expenses of $3,905,778 in 2008.  The Company recognized $336,193 in general and administrative expenses and professional fees of $122,151 in 2007.  The expenditures for general and administrative expenses were primarily related to efforts to revive the Company.  The general and administrative expense for 2007 were less than 2008 general and administrative expenses due primarily to an additional $363,862 in directors fees expensed in 2008.  There was $4,447,306 in issuances of stock for consulting services in 2008, and none in 2007.

Loss on distribution of Subsidiary

The Company spun off its only subsidiary LifeHealthCare, Inc. in September, 2008 and recorded the value of the investment spun off.  There was no spin off in 2007.

Provision for Income Taxes

The Company had no income tax expense, net of valuation allowance on deferred taxes in either 2008 or 2007.

Net Loss

The Company recognized net losses of $5,921,511 during fiscal 2008 as compared to $1,627,543 during the prior year for an overall increase in net loss of $4,293,968. The increase was due primarily to the impairment of goodwill and the issuance of stock for consulting services.

Financial condition, liquidity and capital resources

We have incurred cumulative losses since inception, and the report from of our independent auditor on our audited financial statements at September 30, 2008 contains a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We cannot guarantee that we will be successful in our efforts to initiate operations.

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

Effective October 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the year ended September 30, 2008, we recognized no adjustments for uncertain tax benefits.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does, however, recognize market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk

The Company does not have any interest rate sensitive assets or obligations.

Market & Research Corp. and Subsidiary
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PAGE

Report of Registered Independent Public Accounting Firm	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Market & Research Corp.
Rowayton, CT

We have audited the accompanying consolidated balance sheets of Market & Research Corp (the “Company”) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Market & Research Corp. at September 30, 2008 and 2007 and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Market & Research Corp. has suffered recurring losses due to lack of operations, current liabilities exceed current assets and an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sobel & Co., LLC
Sobel & Co., LLC
Certified Public Accountants

Livingston, NJ
January 13, 2009

Market & Research Corp. and Subsidiary
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash	$294	$0
Prepaid	0	18,273
Total current assets	294	18,273

Other assets:
Deposit	0	2,200
Intellectual property, net of amortization	0	85,000
Patent related costs	0	11,730
Total other assets	0	98,930
Total Assets	$294	$117,203
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$232,702	$93,928
Due to officers	122,627	195,429
Total current liabilities	-	-
Total Liabilities	355,329	289,357

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.01 par value,150,000,000 shares authorized; 14,974,404 and 9,991,072 shares issued and outstanding	149,745	99,911
Additional paid-in capital	24,422,991	18,734,195
Accumulated deficit	(24,927,771)	(19,006,260)
Total Stockholders’ Deficit	(355,035)	(172,154)
Total Liabilities and Stockholders’ Deficit	$294	$117,203

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Market & Research Corp. and Subsidiary
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Revenues	$0	$0
Professional fees	3,905,778	122,151
Impairment loss	77,500	1,169,199
Loss in value of distributed subsidiary	1,200,000	-
General & administrative expenses	738,233	336,193
Total selling, general and administration expenses	5,921,511	1,627,543
Net loss before income tax	5,921,511	(1,627,543)

Provision for income taxes	-	-

Net loss	$(5,921,511)	$(1,627,543)

Loss Per Share – Basic and Diluted:
	$(0.49)	$(0.16)

Weighted Average Common Stock Outstanding:
	11,973,904	9,991,072

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Market & Research Corp. and Subsidiary
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

				Additional
	Common Stock		Prepaid	Paid-in	Accumulated
	Shares	Amount	Expenses	Capital	Deficit	Total
Balance, October 1, 2006	9,991,072	$99,911	$ (300,000)	$18,734,195	$(17,378,717)	$1,155,389

Amortization of Prepaid Expenses			300,000			300,000
Net loss for the year ended September 30, 2007					(1,627,543)	(1,627,543)

Balance, September 30, 2007	9,991,072	99,911	-	18,734,195	(19,006,260)	(172,154)

Issuance of shares for services	4,983,332	49,834		4,397,472		4,447,306

Net loss for the year ended September 30, 2008					(5,921,511)	(5,921,511)

Spin off of LifeHealthCare, Inc.				1,291,324		1,291,324

	14,974,404	$149,745	$-	$24,422,991	$(24,927,771)	$(355,035)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Market & Research Corp. and Subsidiary
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(5,921,511)	$(1,627,543)
Impairment loss	77,500	1,169,199
Valuation of distributed asset	1,200,000	-
Shares issued for services	4,447,306	300,000
Amortization of intellectual property	7,500	10,000
Changes in assets and liabilities
Decrease/(increase) in prepaid expenses	18,273	(17,925)
Decrease/(increase) in patent and CE related costs	-	(5,000)
Increase in accrued liabilities	170,278	61,058
Net Cash From (Used in) Operating Activities	(654)	(110,211)

Cash Flows from Financing Activities:
Spinoff of net liabilities of LifeHealthCare, Inc.	9,926	-
Proceeds from/(repayments to) officer	(8,978)	110,211
Net Cash Provided by Financing Activities	948	110,211

Net Change in Cash	294	-

Cash and Cash Equivalents, Beginning	0	0

Cash and Cash Equivalents, Ending	$294	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements

Market & Research Corp. and Subsidiary
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes.  Beginning in 1999, the Company ceased all operations and has remained in a dormant state since such date.  Recently, the company began taking steps to commence operations.  The company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations.  There is no guarantee that the company will secure the necessary financing to acquire or operate the assets.  Management has primarily focused its attention on the reorganization of Market & Research Corp. in order to prepare the Company for capital raising activities.  Neither the parent company nor the subsidiary has devoted its attentions to financial planning, raising capital, research and development or any other activities that would be associated with the start up of operations.  As such, neither company qualifies for classification for development stage accounting.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and incorporate the following significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary through the date of the spinoff, September 12, 2008. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.  The Company’s sole subsidiary LifeHealthCare, Inc. (LHC) was distributed to the stockholders of the Company in September, 2008.  The results of LHC’s operations through the date of the spin off were included in the financial statements.

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

The Company's goodwill represents the excess acquisition cost over the fair value of the tangible and identified intangible net assets of LifeHealthCare, Inc. acquired in 2006. For the year ended September 30, 2007, the Company applied what it believes to be the most appropriate valuation methodology for the reporting unit. If the Company had utilized different valuation methodologies, the impairment test results could differ. Management determined that goodwill was fully impaired for the year ended September 30, 2007 and as such was written off.

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life of ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  For the years ended September 30, 2008 and 2007 the amortization expense on intangible assets amounted to $7,500 and $10,000, respectively.  The patent costs relate to a patent application.  The patent has not been granted.  When the patent is granted, the amount will be amortized.  If the application is denied, the amount will be written off.  During the year ended September 30, 2008, management determined that the CE Designation was fully impaired and as such was written off.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment."  This standard replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."  The standard requires companies to recognize all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values on the grant date and is effective for annual periods beginning after June 15, 2005.  There were no employee stock options granted, outstanding or vested in fiscal 2008 or 2007.  Accordingly, the Company recognized expense of $0 for the year ended September 30, 2008 for employee stock options.  Stock issued to non-employees is recorded at the time of issue based on trading value of the stock.  The Company recorded $4,447,306 and $300,000 for the years ended September 30, 2008 and 2007 for the issuance of stock.

Income Taxes

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended September 30, 2008, the Company recognized no adjustments for uncertain tax benefits.

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

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive potential common shares which includes the dilutive effect of stock options and warrants.  Dilutive potential common shares for all periods presented are computed utilizing the treasury stock method.  There were no stock options or warrants outstanding during the reporting periods.  There were no common stock equivalents outstanding during fiscal 2007 or fiscal 2008.

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

On December 18, 2007 the Company filed a Schedule 14 (C) with the Security and Exchange Commission announcing the approval by a majority of shareholders of the following:

A reverse Stock split of 150:1.  As a result of the reverse split, the number of authorized and issued shares of common stock will be reduced to 9,991,072 from 1,498,612,518.

A reduction of the authorized number of common stock from 1,500,000,000 to 150,000,000.

An amendment to change the name of the Company from Cable & Co. Worldwide, Inc. to Market & Research Corp.

Each of these steps has been approved by the board of directors and became effective April 21, 2008, and all have been reflected in the financial statements and this document.

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  On September 12, 2008, the Company distributed all the stock of LHC in the form of a dividend to the shareholders of the Company.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.  LHC’s financial results are included in these financial statements up to and including September 12, 2008.  All intercompany transactions have been eliminated.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"). While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is required to be adopted effective October 1, 2008 and the Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Our adoption of SFAS 161 is not expected to have a material impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Our adoption of SFAS 162 is not expected to have a material impact on our results of operations or financial position.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2008 presentation.

NOTE  3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has accumulated deficit of approximately, $25,000,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows.

NOTE  4.    INTANGIBLE ASSETS

The components of amortized intangible asset as of September 30, 2008 is as follows:

CE Designation Gross Carrying Amount	$100,000
Accumulated Amortization	(22,500)
Impairment loss	(77,500)
Net Carrying Amount	$-

Amortization expense for intangible assets was $7,500 and $10,000 for the years ended September 30, 2008 and 2007 respectively.  We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification.  For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At June 30, 2008 management determined that the CE Designation was fully impaired and the Company expensed $77,500.  At September 30, 2007, management determined that the entire goodwill balance of $1,169,199 was impaired and was therefore written off to operations.

NOTE  5.    ACQUISITION

On March 28, 2006, the Company acquired LifeHealthCare, Inc. (LHC) a Delaware corporation, a startup company focusing on the dental and healthcare marketplace.  The Company issued 4,000,000 shares of Common Stock at $0.30 per share to acquire LHC.  LHC was acquired from Martin Licht, the Company’s current executive vice president and former chief executive officer.

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

NOTE  6.    RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company owed two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director).  This amount is non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.  During 2008 the Company eliminated $81,779 to officers through the spinoff of LHC and was loaned $8,999 by the two officers noted above.

NOTE  7.       INCOME TAXES

The Company last filed its income tax returns for the year 1999.  It has not filed tax returns for any period since 1999.  The ability of the Company to utilize all or part of its operating tax loss caryforwards or its charitable contribution carryforwards to reduce any tax obligation in the future has not been determined.  In addition, at this time, the Company has no operations and no possibility of producing taxable income to utilize any such operating tax loss carryforward or charitable contribution carryforward.  For both reasons, no tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized.  The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  No provision for income taxes has been recorded due to the net operating loss carryforward of approximately $6,084,000 as of September 30, 2008 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.  Under the Internal Revenue Code, generally, expiration of net operating loss carryforwards are twenty-years from when such losses were derived.  Additionally, limits may be imposed on the use of such losses based on certain factors, including, but not limited to, a change in stockholders.

Deferred tax assets and the valuation account as of September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset:
Net operating loss carryforward	$1,604,000	$993,000
Valuation allowance	(1,604,000)	(993,000)
	$-	$-

The components of income tax expense are as follows:

	2008	2007
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(1,604,000)	(553,000)
Change in allowance	1,604,000	553,000
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Expiration
Year of Loss	Amount	Date
2000	$28,000	2020
2001	31,000	2021
2002	34,000	2022
2003	38,000	2023
2004	42,000	2024
2005	51,000	2025
2006	1,120,000	2026
2007	1,628,000	2027
2008	4,720,000	2028

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

Commitments

The Company has entered into three definitive Purchase Agreements each of which is in full force and effect.

On November 12, 2007, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Andrew Perlmutter and David Weiss (collectively, the “Shareholders”).The consummation of the stock purchase pursuant to the Purchase Agreement (the “Stock Purchase”) is subject to certain conditions set forth in the Purchase Agreement, including the continued accuracy of the representations and warranties made by all parties thereto and the parties’ continuing due diligence review.  Upon the closing of the Stock Purchase, the Company will purchase, and the Shareholders will sell, all of the shares (the “Shares”) of InMarketing Corp., a New Jersey corporation (“InMarketing”), to the Company.  InMarketing is in the business of designing proprietary software that provides a unique database-driven program to help companies build employee incentive programs.

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

Subsequent to the closing, the Company shall pay to Precision an additional amount (the “Earn out Amount”) equal to five times the EBITDA of the Precision Opinion division of the Company for the calendar year 2009 less the Initial Payment and the amount of any loans made to Precision as set forth above. The Earn out Amount shall be paid one-half in cash and one-half in common shares of the Company’s stock, valued at the average of the bid price for the first ten business days in January, 2010. Upon the closing of the Asset Purchase, the Company will enter into an employment agreement with James Medick and certain other ancillary documents related to the Asset Purchase.

On April 21, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company.  The spinoff is conditioned upon the approval of the Securities and Exchange Commission.  As of the filing date of this form, the approval of the Security and Exchange Commission had not been received.  The Board of Directors also elected a Board of Directors for LifeHealth Care, Inc. to serve when it becomes an independent Company.  The Board of Directors also approved the issuance of 8,512,861 shares of LifeHealth Care, Inc. common shares to appointed directors, two officers and seven individuals.  These individuals have provided consulting services to LifeHealth Care, Inc.

NOTE  9. SPINOFF OF LIFEHEALTHCARE, INC.

The Company spun off LifeHealthCare, Inc. (“LHC”) in September 2008.  The Company included the operations of LHC through the date of the spinoff (September 12, 2008) in its operations.  The Company valued LHC at zero, and as a result, wrote off its investment of $1,200,000 in LHC.  The net liabilities that were spun off totaled $9,926.

NOTE  10. SUBSEQUENT EVENTS

The Company issued 4,091,667 common shares subsequent to September 30, 2008 to consultants for consulting services rendered in fiscal year 2009.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.             Controls and Procedures

Not Applicable

ITEM 9A(T).        Controls and Procedures

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

ITEM 9B.             Other Information

None.

PART III.

Item 10.                Directors and Executive Officers

Directors and Executive Officers

The Company’s directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Martin Licht	67	Executive Vice President, Director
Gary Stein	59	President, Director, Secretary
Mark Lazar	56	Director
Alberto Salvucci	53	Director
Steven Kessler	62	Director
John Grippo	53	Chief Financial Officer

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

Martin Licht

Martin Licht joined the company as Chief Executive Officer and Director in September 2007.  He resigned as Chief Executive Officer and was named as Executive Vice President December 1, 2007 Martin Licht is a practicing attorney with more than thirty five years of diversified legal experience.  From 1979 through 1994 Mr. Licht was affiliated with the law firm of Herzfeld & Rubin PC, where the directed the firm’s real estate law practice.  Mr. Licht served as a member of the law firm of Gallet, Dryer & Berkey from 1995 through 1997.  Since 1997 Mr. Licht has been self-employed and is a specialist in mergers and acquisitions, public financings, and real estate matters, having directed approximately two hundred twenty five real estate transactions, public offerings and private placements. Mr. Licht is a graduate of New York University and received LLB and J D Degrees from Brooklyn Law School in 1967.

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

Steven Kessler

Steven Kessler joined the Company in 2006 as President and director. Mr. Kessler is an independent financial consultant with more than 20 years of experience in the investment industry.  He is a co-founder, President and Chief Executive Officer of Advanced Respiratory Technologies, Inc., a privately held medical technology company and is the President of Strategic Resources. Mr. Kessler has provided various financial and investor relations services to emerging public companies. Mr. Kessler also formerly held senior staff positions at Manufacturers Hanover Trust Company and began his career as an accountant at Alexander Grant & Company.  Mr. Kessler graduated from Brooklyn College of the City University of New York with a Bachelors of Science Degree in Accounting.

John Grippo

John Grippo, CPA is the president of his own financial management practice, John Grippo, Inc. since 2000. In that capacity, he serves as Chief Financial Officer to small to mid-sized public and private companies, as well as providing accounting and consulting services.  Mr. Grippo previously served as Chief Financial Officer at companies in the manufacturing, electric vehicles and financial services industries. In addition, he has extensive experience in the anti-terrorism, seminar, entertainment software and house wares industries.  He worked for five years as an auditor with Arthur Andersen, LLP.  Mr. Grippo is a member of the New York State Society of Certified Public Accountants.

Board of Directors

Each of the directors of the Company holds office until his successor is elected or until his death, resignation or removal.  Officers hold office until the meeting of the Board of Directors following each Annual Meeting of Stockholders and until their successors have been chosen and qualified.  The Company has not held an annual meeting since June 6, 1997.  The Company intends to hold an annual meeting as soon as is practical.

Audit Committee of the Board of Directors

The Board of Directors has a separate audit committee. The audit committee is composed of Mr. Lazar and Mr. Kessler, each of whom is independent directors. The Board of Directors has determined that Mr. Kessler meets the standards of an audit committee “financial expert” as defined by the Sarbanes Oxley Act of 2002.

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

Code of Ethics

The Company’s Board of Directors adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees.  A copy of the Code of Ethics is available upon request to the Company’s counsel at Robinson & Cole, LLC 1055 Washington Boulevard. Stamford CT 06901-2249.

Item 11.          Executive Compensation

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2006, 2007 and 2008.  None of the Company’s executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended Sept. 30,	Salary $	Bonus $	Stock Awards	Option Awards	Non- Equity Incentive Plan	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total

Steven Kessler,	2008	0	0	331,931	0	0	0	0	331,931
Director (1)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Martin Licht,(3)	2008	0	0	0	0	0	0	0	0
Executive Vice	2007	0	0	0	0	0	0	0	0
President, Director	2006	0	0	0	0	0	0	0	0

John Grippo,(6)	2008	0	0	165,965	0	0	0	0	165,965
Chief Financial	2007	0	0	0	0	0	0	0	0
Officer	2006	0	0	0	0	0	0	0	0

Gary Stein, (2)	2008	0	0	1,991,558	0	0	0	0	1,991,588
				0	0	0	0	0	0
President, Director,	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	75,000	0	0	0	0	75,000

Alberto Salvucci, (4)	2008	0	0	331,931	0	0	0	0	331,931
Director	2007	0	0	0	0	0	0	0	0
	2006	0	0	75,000	0	0	0	0	75,000

Mark Lazar, (5)	2008	0	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0	0
	2006	0	0	75,000	0	0	0	0	75,000

(1)	Steven Kessler was president from 2006 till December 1, 2007. The payment received was in the form of 333,333 shares of common stock for directors’ fees.

(2)
Gary Stein became president and secretary on December 1, 2007.  The payments received were in the form of 2,000,000 and 333,333 shares of common stock for directors’ fees and compensation for serving as president.  The shares were issued to his wife.  Mr. Stein disclaims any ownership of the stock.

(3)	Martin Licht was appointed Chief Executive Officer and Director from September 2007 to December 2007. He became executive vice president on December 1, 2007.

(4)	Alberto Salvucci resigned as president in 2006. The payment received was in the form of 333,333 and 2,222 shares of common stock in 2008 and 2006 for directors’ fees.

(5)	Mark Lazar received payment for directors’ fees in the form of 2,222 shares of common stock.

(6)
John Grippo received 1,156 shares of common stock for services as a consultant prior to being named Chief Financial Officer and 166,666 shares of common stock for services as a Chief Financial Officer.

Stock Issued in fiscal 2008 and 2007

Steven Kessler was issued 333,333 shares of common stock in fiscal 2008.  The shares were issued for services rendered to the Company as a director.  Mr. Salvucci was issued 333,333 shares of common stock in fiscal 2008 for serving as a director.  Mr. Stein was issued 2,000,000 shares of common stock in fiscal 2008 for serving as president and director.

John Grippo was issued 166,666 shares of common stock in fiscal 2008.  The shares were issued for services rendered to the Company as a Chief Financial Officer.

4,091,667 common shares were issued in fiscal 2008 for services to officers, directors and outside consultants.

Options Granted in Fiscal 2008 and 2007

None.

Grant of Plan-Based Awards

None

Option Exercises and Stock Vested

None

Outstanding Equity Awards at Fiscal Year End

None

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

During the fiscal year ended September 30, 2008 no options were exercised by any of the Company’s executive officers.  There are no unexercised options outstanding as of September 30, 2008.

Employment Agreements

None

Director Compensation

The Company’s directors do not receive fixed compensation for their services as directors.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The following table sets forth, as of January 13, 2009, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)

Alberto Salvucci 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	749,183	3.93%	3.93%

Martin Licht(3) 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	4,000,000	21.0%	21.0%

Steven Kessler 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	333,333	1.75%	1.75%

John Grippo 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	340,000	1.78%	1.78%

Gary Stein (4) 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	2,333,334	12.2%	12.2%

Mark Lazar 137 Rowayton Ave., Ste 110 Rowayton, CT 06853	333,334	1.75%	1.75%

All executive officers and directors as a group (6 persons)	8,089,184	42.4%	42.4%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after January 13, 2009.  All percentages are based on 19,066,071 common shares.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)	Mr. Licht gave all his shares to MacKenzie Design Ltd. And disclaims any ownership.

(4)	Includes 2,333,334 shares owned by Joy Stein, Mr. Stein’s Spouse. Mr. Stein disclaims any ownership.

Item 13.          Certain Relationships, Related Transactions and Director Independence

(a)	Related Party Transactions

None.

(b)	Independent Director

Steven Kessler, Alberto Salvuci and Mark Lazar are the only independent directors.

Item 14.          Principal Accountant Fees and Services

Audit Fees

Audit fees were billed to the Company by Sobel & Co., LLC for its audit of the Company’s financial statements filed with the Securities and Exchange Commission for 2008 totaled $23,000.

Tax Fees

No fees billed to the Company by Sobel & Co., LLC for its tax returns for the fiscal year 2008 and 2007.

Other Fees

No other fees were billed by Sobel & Co., LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2008 and 2007, respectively.

Audit Committee Pre-Approval Policies

None

Item 15.  Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiary

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Rowayton, State of Connecticut, on the 13th day of January 2009.

Market & Research Corp.

BY:	/s/ Gary Stein

Gary Stein,

President (Principal Executive Officer)

BY:	/s/ John Grippo

John Grippo

Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven Kessler	Director	January 13, 2009
Steven Kessler

/s/ Martin Licht	Director	January 13, 2009
Martin Licht

/s/ Alberto Salvucci	Director	January 13, 2009
Alberto Salvucci

/s/ Gary Stein	Director	January 13, 2009
Gary Stein