Form 10-Q
period 2008-12-31
MARKET & RESEARCH CORP.
filed 2009-02-12
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Registrant’s Telephone Number, Including Area Code: (203) 866-1013

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

    The number of shares of common stock outstanding as of February 13, 2009 was 19,066,071.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

MARKET & RESEARCH CORP.

Formerly known as CABLE & CO WORLDWIDE, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
MARKET & RESEARCH CORP.

Formerly known as
CABLE & CO WORLDWIDE, INC.
CONDENSED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(unudited)
ASSETS
Current Assets
Cash	$121	$294
Total Current Assets	121	294
TOTAL ASSETS	$121	$294

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$249,043	$232,702
Due to shareholder	129,154	122,627
Total Current Liabilities	378,197	355,329
TOTAL LIABILITIES	378,197	355,329
Shareholders’ Deficit
Common stock, par value $.01, 150,000,000 shares authorized, 19,066,071 and 14,974,404 issued and outstanding	190,661	149,745
Additional paid-in capital	26,679,400	24,422,991
Accumulated deficit	(27,248,137)	(2,927,771)
Total Shareholders’ Deficiency	(378,076)	(355,035)
TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIT	$121	$294

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

Formerly known as CABLE & CO WORLDWIDE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Revenues	$0	$0
Professional fees	1,019,000	-
General & administrative expenses	10,041	8,842
Net loss before income tax	(1,029,041)	(8,842)

Provision for income taxes	-	-

Net loss	$(1,029,041)	$(8,842)

Loss Per Share –
Basic and Fully Diluted:	$(0.06)	$(0.00)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted:	16,357,466	9,991,072

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

Formerly known as

CABLE & CO WORLDWIDE, INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(1,029,041)	$(8,842)
Shares issued for services	1,006,000	-
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization expense	-	2,500
Change in assets and liabilities
Decrease in prepaid expense	-	1,090
Increase in due to shareholder	6,526	13,723
Increase in accrued liabilities	16,342	13,858
Net cash provided by operating activities	173	22,329

Net increase in cash	173	22,329
Cash, beginning of period	294	-
Cash, end of period	$121	$22,329

Supplemental cash flow information:
Cash paid for income tax	$0	$0
Cash paid for interest	$0	$0

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

Formerly known as
CABLE & CO WORLDWIDE, INC.
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

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  On September 12, 2008, the Company distributed all the stock of LHC in the form of a dividend to the shareholders of the Company.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.  LHC’s financial results are included in these financial statements up to and including September 12, 2008.  All intercompany transactions have been eliminated during the period of inclusion.

2.         BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2008 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2008 ("fiscal 2008") and the fiscal year ended September 30, 2008 ("fiscal 2008") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2008, the Company had no established source of revenues and has accumulated losses of approximately $27,200,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3.         NET LOSS PER SHARE
Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at December 31, 2008.

4.         STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (‘APB’) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005.  In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. During the three months ended December 31, 2008 the Company issued 4,091,667 common shares to consultants for services rendered.  The value of the shares issued was determined by the closing price of the Company’s common shares on the date of issue.

5.   RELATED PARTY TRANSACTIONS

At September 30 and December 31, 2008, the Company owed $129,153 to two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) for expenses paid by them on behalf of the Company.  These amounts are non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.  .

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

7.   TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2008.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2008 and 2007.

The tax years 2003 through 2008 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

The Company has net operating loss carryforwards of approximately $8,666,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $2,945,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $2,945,000 at December 31, 2008.

8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Litigation

The Company has been inactive for over eight years.  Based on searches performed in various jurisdictions that the Company previously operated in, no asserted or pending litigations were discovered.  Inquiries of former officers and directors revealed no known litigation, pending, suspended or possible.  There can be no assurance that there are no potential or possible litigations in the jurisdictions searched or other jurisdictions not searched.  Based on currently available information, we believe that there are no pending claims that will have a material adverse effect on the Company’s future operating results or financial position.

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

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

This report contains “forward-looking statements”, which involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized.  These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

•	general economic conditions in both foreign and domestic markets,

•	cyclical factors affecting our industry,

•	lack of growth in our industry,

•	our ability to comply with government regulations,

•	a failure to manage our business effectively and profitably,

•	our ability to sell both new and existing products and services at profitable yet competitive prices, and

•	other risks and uncertainties set forth from time to time in our filings with the Securities and Exchange Commission.

You should carefully consider these risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.  Market & Research Corp. undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Market & Research Corp. (“we”, “us”, “our”, the “Company” or “MRC”) was incorporated November 10, 1994, and was a manufacturer, designer, importer and wholesaler of men's shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York.  Shortly after its filing, the Company ceased all operations.  While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller).  As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999.  The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated.  As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one.  Subsequent to the court notice, Company management reaffirmed the sole remaining liability.  As a result of the court’s order, all other obligations were extinguished June 4, 1999.  The Company slipped into a dormant status for the next several years.

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

Recent Events

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

Results of Operations

Quarter ended December 31, 2008 as compared to quarter ended December 31, 2007

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $1,029,041 during fiscal 2009 and $8,842 during fiscal 2008 in administrative expenses primarily related to efforts to revive the Company. The increase is primarily due to the issuance of common stock to consultants for services rendered in 2009.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $1,029,041, during the first quarter of fiscal 2009 as compared to $8,842 during the same period this year for an overall increase in net loss of $1,020,199.  The increase in the loss is primarily due to the issuance of common stock to consultants for services rendered in 2009.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future.  There can not be any assurance that the Company will be able to secure any such financing.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $27,200,000, current assets are exceeded by current liabilities and the Company is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

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

Additional Employee Benefits: The Company has no employees.

Capital Commitments

The Company currently has no commitments for capital expenditures.

Trends

None, The Company does not have any operations at this time.

ITEM 3              Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of approximately $27,200,000 as of December 31, 2008. For the three months ended December 31, 2008, our net loss was $1,029,041. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are unable to successfully integrate acquisitions, our revenue growth and future profitability may be negatively impacted.

The process of integrating an acquired business, technology or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention and capital that would otherwise be available for ongoing development of our business. In addition, we may not be able to maintain the levels of operating efficiency that any company we may acquire achieved or might have achieved separately. Additional risks we face include:

•
the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•	cultural challenges associated with integrating employees from an acquired company or business into our organization;

•	retaining key employees from the businesses we acquire;

•	the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management; and

•
to the extent that we engage in strategic transactions outside of the United States, we face additional risks, including risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing shareholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Our stock price can be extremely volatile.

Our common stock is traded on the Buletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Trading on the Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the Bulletin Board. Trading in stock quoted on the Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. Moreover, the Bulletin Board is not a stock exchange, and trading of securities on the Bulletin Board is often more sporadic than the trading of securities listed on the NASDAQ SmallCap.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended December 31, 2008, the Company recognized no adjustments for uncertain tax benefits.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We can provide no assurance, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II  - OTHER INFORMATION

ITEM 1        Legal Proceedings

None

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                Defaults Upon Senior Securities

Not applicable.

ITEM 4:              Submission of Matters to a Vote of Security Holders

On December 3, 2007, Martin Licht, the holder of a majority of shares of the Company approved:

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

Item 5.                Other Information

Not applicable.

ITEM 6:              Exhibits

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
Date:  February 12, 2009

MARKET & RESEARCH CORP.

/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date:  February 12, 2009

MARKET & RESEARCH CORP.

/s/ John Grippo
John Grippo
Chief Financial Officer
(Principal Accounting Officer)