Form 10-Q
period 2009-03-31
MARKET & RESEARCH CORP.
filed 2009-05-20
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number	0-20769

MARKET & RESEARCH CORP.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

137 Rowayton Ave, Suite 110, Rowaton, CT 06853
(Address of Principal Executive Offices with Zip Code)

Registrant’s Telephone Number, Including Area Code:	(203) 226-6646

Cable & Co. Worldwide, Inc.
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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of May 13, 2009 was 19,066,071

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
INDEX

PART I – FINANCIAL INFORMATION

Item 1	Condensed Consolidated Balance Sheet at March 31, 2009 (Unaudited) and September 30, 2008

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Operations (Unaudited) for the six months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II – OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2009 (Unaudited)	September 30, 2008
Current Assets
Cash	$-	$294

Total Current Assets	-	294

TOTAL ASSETS	$-	$294

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities
Accrued liabilities	$249,055	$232,702
Due to shareholders	154,104	$122,627
Total Current Liabilities	403,159	355,329
Shareholders’ Deficiency
Preferred Stock, $.01 par value; authorized 5,000,000 shares; no shares issued	-	-
Common stock, par value $.01, 150,000,000 shares authorized, 19,066,071 and 14,974,404 issued and outstanding	190,661	149,745
Additional paid-in capital	26,679,400	24,422,991
Accumulated deficit	(27,273,220)	(24,927,771)
Total Shareholders’ Deficiency	(403,159)	(355,035)

TOTAL LIABILITIES AND SHARHOLDERS’ DEFICIENCY	$-	$294

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues	$0	$0
General & administrative expenses	25,083	55,433
Net loss before income tax	(25,083)	(55,433)

Provision for income taxes	-	-

Net loss	$(25,083)	$(55,433)

Loss Per Share –
Basic and Fully Diluted	$(0.00)	$(0.00)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	19,066,071	9,990,750

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Revenues	$0	$0
General & administrative expenses	1,054,124	64,275
Net loss before income tax	(1,054,124)	(64,275)

Provision for income taxes	-	-

Net loss	$(1,054,124)	$(64,275)

Loss Per Share –
Basic and Fully Diluted	$(0.06)	$(0.00)

Weighted Average Common Stock Outstanding:
Basic and Fully Diluted	17,696,886	9,990,750

The accompanying notes are an integral part of these condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(1,054,124)	$	(64,275)
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Amortization expense	-		5,000
Shares issued for services	1,006,000		-
Change in assets and liabilities
Increase in prepaid expense	-		(5,664)
Increase in accrued liabilities	16,353		41,452
Net cash used by operating activities	(31,771)		(23,487)
Cash flows from financing activities:
Proceeds from shareholder	31,477		25,582
Net cash provided by financing activities	31,477		25,582

Net Decrease in cash	(294)		2,095
Cash, beginning of period	294		-
Cash, end of period	$-		$2,095

Supplemental cash flow information:
Cash paid for income tax	$-		$-
Cash paid for interest	$-		$-

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

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  On September 12, 2008, the Company distributed all the stock of LHC in the form of a dividend to the shareholders of the Company.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.  LHC’s financial results are included in these financial statements up to and including September 12, 2008.  All intercompany transactions have been eliminated during the period of inclusion

2. BASIS OF PREPARATION

The unaudited financial statements include all the accounts of the Company.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2009 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2009 ("fiscal 2009") and the fiscal year ended September 30, 2008 ("fiscal 2008") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year.

GOING CONCERN
The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2009, the Company had no established source of revenues and has accumulated losses of approximately $27,300,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3. NET LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants.  Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method, unless the effect of such equivalent shares was anti-dilutive.  The Company had no outstanding options or warrants at March 31, 2009.

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

5. RELATED PARTY TRANSACTIONS

At March 31, 2009 and September 30, 2008, the Company owed $154,104 and $122,627, respectively, to two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) for expenses paid by them on behalf of the Company.  These amounts are non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.  .

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

7. TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three and six months ended March 31, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at March 31, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2009.

The Company has not filed tax returns since 1999.  The Company has experienced only losses since 1999.  After it files all its delinquent tax returns, the Company expects that it will have no material changes to unrecognized tax positions within the next twelve months.

Upon filing its tax returns, the Company anticipates that it will have net operating loss carry forwards of approximately $8,000,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and temporary differences, aggregating approximately $2,700,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $2,700,000 at March 31, 2009.

8.  COMMITMENTS

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

Results of Operations

Quarter ended March 31, 2009 as compared to quarter ended March 31, 2008

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $25,083 during fiscal 2009 and $55,433 during fiscal 2008 in administrative expenses. The Company continues in its efforts to stimulate growth.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $25,083, during the second quarter of fiscal 2009 as compared to $55,433 during the same period last year for an overall decrease in net loss of $30,350.

Six months ended March 31, 2009 as compared to six months ended March 31, 2008

REVENUES
None.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The Company recognized $1,054,124 in administrative expenses primarily related to efforts to revive the Company in fiscal 2009.  The expenses during the comparable period the prior year of $64,275. The increase is primarily due to the issuance of common stock to consultants for services rendered in 2009.

PROVISION FOR INCOME TAXES
The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS
The Company recognized net losses of $1,054,124, during the first six months of fiscal 2008 as compared to $64,275 during the same period the prior fiscal year for an overall increase in net loss of $989,849. The increase in the loss was due to the Professional fees paid for with stock issuance, to help revive company for fiscal year 2009.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future.  There cannot be any assurance that the Company will be able to secure any such financing.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $27,200,000, current assets are exceeded by current liabilities and the Company is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

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

We have a history of substantial operating losses and an accumulated deficit of approximately $27,200,000 as of March 31, 2009. For the six months ended March 31, 2009, our net loss was $1,054,124. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our common stock was uplifted on January 29,2009, to trade on the over the counter Bulletin Board.  There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended March 31, 2009, the Company recognized no adjustments for uncertain tax benefits.

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

ITEM 4	Controls and Procedures

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

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Assistant Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Assistant Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information that is required to be included in our periodic reports to the SEC.

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

PART II  - OTHER INFORMATION

ITEM 1	Legal Proceedings

None

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

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

ITEM 6	Exhibits and Reports on Form 10-Q

Number	Description
3.1(1)	Articles of Incorporation, as amended and in effect
3.2(1)	By-laws
31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2(2)	Certification of Principal Assistant Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed with the Form 10-KSB/A filed on January 13, 2009 and incorporated herein by reference.
(2)	Field herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 20, 2009

MARKET & RESEARCH CORP.

/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: May 20, 2009

MARKET & RESEARCH CORP.

/s/ John Kelly
John Kelly
Assistant Chief Financial Officer (Principal Accounting Officer)