Form 10-Q
period 2009-06-30
MARKET & RESEARCH CORP.
filed 2009-08-19
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number	0-20769

MARKET & RESEARCH CORP.
(Exact name of Registrant as Specified in Its Charter)

Delaware	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

137 Rowayton Ave, Suite 110, Rowayton, CT 06853
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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock outstanding as of August 19, 2009 was 23,816,070

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY

PART I-FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash	$0	$294
Prepaid expenses	25,000	0

Total Current Assets	25,000	294

Total Assets	$25,000	$294

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accrued expenses	$281,433	$232,702
Due to shareholders	128,469	122,627
Total Current Liabilities	409,902	355,329
Total Liabilities	409,902	355,329
Commitments
Stockholders’ Deficiency
Capital stock:
Preferred Stock, $.01 par value 5,000,000 shares authorized and no shares issued
Common Stock, $0.001 par value; 150,000,000
shares authorized; 23,816,070 and 14,974,404 shares
issued and outstanding	238,161	149,745
Additional paid-in capital	27,329,500	24,422,991
Accumulated deficit	(27,952,563)	(24,927,771)
Total Stockholders’ Deficiency	(384,902.36)	(355,035.00)
Total Liabilities and Stockholders’ Deficiency	$25,000	$294

See notes to condensed consolidated financial statements.

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$0	$0	$0	$0

Professional and consulting expenses	631,350	2,512,549	1,650,350	2,530,454
Impairment loss		77,500		77,500
General and administrative expenses	47,993	6,476	83,117	52,846

Loss from operations	(679,343)	(2,596,525)	(1,733,467)	(2,660,800)

Provision for income taxes	0	0	0	0

Net loss	$(679,343)	$(2,596,525)	$(1,733,467)	$(2,660,800)

Loss per share:
Basic and Fully Diluted	$(0.03)	$(0.19)	$(0.09)	$(0.24)

Weighted average common stock outstanding:
Basic and Fully Diluted	20,266,620	13,480,082	18,553,464	11,149,831

See notes to condensed consolidated financial statements.

MARKET & RESEARCH CORP. AND SUBSIDIAR
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(1,733,467)	$(2,660,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	1,603,600	2,455,333
Impairment loss		77,500
Amortization expense		7,500

Change in assets and liabilities, net of acquisition
Increase in prepaid expense	(25,000)	(5,663)
Increase/(decrease) in accrued liabilities	48,731	95,613
Net cash used in operating activities	(106,136)	(30,517)

Cash flows from financing activities:
Sale of common stock	100,000
Proceeds from shareholder	5,842	30,596
Net cash provided by (used in) financing activities	105,842	(30,596)

Net decrease in cash and cash equivalents	(294)	78

Cash and cash equivalents, beginning of period	294
Cash and cash equivalents, end of period	$-	$78

Supplemental disclosure of cash flow information
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See notes to condensed consolidated financial statements

MARKET & RESEARCH CORP. AND SUBSIDIARY
Formerly known as
CABLE & CO. WORLDWIDE, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. FINANCIAL INFORMATION

Market & Research Corp. (“Research” or the “Company”) was incorporated November 10, 1994. The Company has been dormant since 1999. During this period the Company had no operations, no revenues and no employees. Recently, the Company began taking steps to commence operations. The Company has identified certain investments and is in the process of securing funds to acquire those investments and commence operations. Although the Company did acquire LifeHealth Care, Inc in May 2006, the Company did not secure the necessary financing to operate the assets or to acquire additional assets.

On January 30, 2006 the holders of a majority of the outstanding common stock of the Company passed a resolution to increase the number of authorized common shares from 250,000,000 to 1,500,000,000. The purpose of this resolution was to create a sufficient number of shares of common stock to assist the Company in its efforts to commence operations and to acquire LifeHealth Care, Inc.

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

Between January 1, 2006 and May 13, 2006, the Company issued 8,775,172 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc. The market value used to value the stock issued ranged from $0.30 to $0.75 for the consulting and board services provided and the acquisition of LifeHealth Care, Inc. The book value of the debt retired was used for the exchange of debt for stock. The stock issued was all restricted stock.

The Company acquired all the outstanding stock of LifeHealth Care, Inc. (LHC) a Delaware corporation on March 28, 2006 in exchange for 4,000,000 shares of common stock. LHC’s value was set at $1,200,000 based on the market value of the Company’s shares issued. The value of LHC is due to the fact that it already had a product (an emergency dental kit) that was approved for sale in the European Union. The life of this asset was indeterminable since the approval has no pre set lifespan. LHC had no revenues and would require a significant amount of financing in order to commence operations. The Company did not have access to the necessary financing at this time. Financing was not obtained, and LHC was not able to commence operations. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2009 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2009 (“fiscal 2009”) and the fiscal year ended September 30, 2008 (“fiscal 2008”) presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended September 30, 2008 on Form 10-K.

GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2009, the Company had no established source of revenues and has accumulated losses of approximately $27,950,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

SUBSEQUENT EVENTS

In May 2009, FASB issued statement of Financial Accounting Standards No. 165, Subsequent Events. This new standard applies to interim and annual financial periods ending after June 15, 2009. This statement establishes principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. For the purposes of this accounting standard, the Company has evaluated subsequent events through August 19, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. Pursuant to the provisions of FAS 168, we will update our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009 and thereafter. The adoption of FAS 168 will have no impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is effective for interim and annual reporting periods ending after November 15, 2009. FAS 167 amends certain guidance in FIN 46(R) to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate a variable interest entity. We plan to adopt FAS 167 effective January 1, 2010, and we do not expect it to have any impact on our financial position or results of operations.

In June 2009, the FASB issued FAS 166 “Accounting for Transfers of Financial Assets - an amendment of FAS Statement No. 140” (“FAS 166”). FAS 166 is effective for interim and annual reporting periods ending after November 15, 2009 and must be applied to transfers occurring on or after the effective date. FAS 166 clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. We plan to adopt FAS 166 effective January 1, 2010, and we do not expect it to have a material impact on our financial position or results of operations.

3. NET LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method, unless the effect of such equivalent shares was anti-dilutive. The Company had no outstanding options or warrants at June 30, 2009 or during any period covered by this filing.

4. STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (‘APB’) Opinion No. 25, “Accounting for Stock Issued to Employees.” The standard requires companies to expense the fair value of stock option on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005, was required to be recognized by the Company. The Company has not issued any stock based compensation.

5. RELATED PARTY TRANSACTIONS

At June 30, 2009 and September 30, 2008, the Company owed approximately $128,000 and $123,000, respectively, to two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) for expenses paid by them on behalf of the Company. These amounts are noninterest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.

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

7. TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three and nine months ended June 30, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2009.

The Company has not filed tax returns since 1999. The Company has experienced only losses since 1999. After it files all its delinquent tax returns, the Company expects that it will have no material changes to unrecognized tax positions within the next twelve months.

Upon filing its tax returns, the Company anticipates that it will have net operating loss carry forwards of approximately $5,900,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and temporary differences, aggregating approximately $2,000,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $2,000,000 at June 30, 2009.

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

The Company has obtained written contract extensions on all three of these acquisitions. The Company has not obtained the necessary financing to complete any of these transactions, The Company is not subject to any penalty provisions if it never completes any one of these transactions.

The Company has engaged Global Arena Capital (“Global”) to raise capital. The Company has paid $15,000 as a retainer and is obligated to pay another $10,000 to Global. If successful in raising capital, the Company will be obligated to pay additional fees to Global.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward-Looking Statements

This report contains “forward-looking statements”, which involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. These forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

●	general economic conditions in both foreign and domestic markets,

●	cyclical factors affecting our industry,

●	lack of growth in our industry,

●	our ability to comply with government regulations,

●	a failure to manage our business effectively and profitably,

●	our ability to sell both new and existing products and services at profitable yet competitive prices, and

●	other risks and uncertainties set forth from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Market & Research Corp. (“we”, “us”, “our”, the “Company” or “MRC”) was incorporated November 10, 1994, and was a manufacturer, designer, importer and wholesaler of men’s shoes. In 1997, the Company began to experience financial distress and filed for bankruptcy chapter 11 protection in the Southern District of New York. Shortly after its filing, the Company ceased all operations. While its bankruptcy filing was active, the Company turned over title to all of its assets to its secured lender Heller Financial, Inc. (Heller). As there were no remaining assets for the creditors, Judge Burton Lifland closed the Company’s case on June 3, 1999. The creditors received notice from the bankruptcy court that their claims were valueless and were eliminated. As a result of the court’s action, the only Company liabilities that survived were those that were not submitted as claims in the bankruptcy, of which there was only one. Subsequent to the court notice, Company management reaffirmed the sole remaining liability. As a result of the cour’s order, all other obligations were extinguished June 4, 1999. The Company slipped into a dormant status for the next several years. In an effort to commence operations, the Company has issued and committed to issue common stock in return for services. Between October, 2005 and October, 2006, the Company issued 9,698,490 shares of common stock in exchange for consulting and other administrative services, the elimination of debt and to acquire LifeHealth Care, Inc.

The Company acquired all the outstanding stock from the Company’s current director and officer, Martin Licht, of LifeHealth Care, Inc. (“LHC”) on March 28, 2006 in exchange for 4,000,000 shares of the Company’s common stock. LHC was a startup company in the dental and healthcare marketplace that had no revenues or tangible assets. The estimated value of LHC at the time of the acquisition was $1,200,000. As of the date of acquisition, LHC had incurred cumulative losses of approximately $71,000. LHC required a significant amount of financing. The Company did not secure the necessary financing and LHC was not be able to commence operations.

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

The Company has obtained written contract extensions on all three of these acquisitions. The Company has not obtained the necessary financing to complete any of these transactions, The Company is not subject to any penalty provisions if it never completes any one of these transactions.

The Company has engaged Global Arena Capital (“Global”) to raise capital. The Company has paid $15,000 as a retainer and is obligated to pay another $10,000 to Global. If successful in raising capital, the Company will be obligated to pay additional fees to Global.

Results of Operations

Quarter ended June 30, 2009 as compared to quarter ended June 30, 2008

REVENUES

None.

PROFESSIONAL AND CONSULTING EXPENSES

The Company recognized $631,350 during fiscal 2009 and $2,512,549 during fiscal 2008 in professional and consulting expenses. The decrease is due to the reduction in stock awards in lieu of cash compensation.

IMPAIRMENT LOSS

The Company recognized $0 during fiscal 2009 and $77,500 during fiscal 2008 in impairment loss. The Company wrote off its entire intellectual property asset in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $47,993 during fiscal 2009 and $6,476 during fiscal 2008 in administrative expenses. The Company continues in its efforts to secure financing and begin operations.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $679,343, during the second quarter of fiscal 2009 as compared to $2,596,525 during the same period last year for an overall decrease in net loss of $1,917182. The decrease is due to the reduction in stock awards in lieu of cash compensation.

Nine months ended June 30, 2009 as compared to nine months ended June 30, 2008

REVENUES

None.

PROFESSIONAL AND CONSULTING EXPENSES

The Company recognized $1,650,350 during fiscal 2009 and $2,530,454 during fiscal 2008 in professional and consulting expenses. The decrease is due to the reduction in stock awards in lieu of cash compensation.

IMPAIRMENT LOSS

The Company recognized $0 during fiscal 2009 and $77,500 during fiscal 2008 in impairment loss. The Company wrote off its entire intellectual property asset in 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $83,117 in administrative expenses primarily related to efforts to secure financing and begin operations for the Company in fiscal 2009. The expenses during the comparable period the prior year of $52,846. The increase is primarily due to efforts to secure financing and begin operations in 2009.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $1,733,467, during the first nine months of fiscal 2009 as compared to $2,660,800 during the same period the prior fiscal year for an overall decrease in net loss of $927,333. The increase in the loss was due to the Professional fees paid for with stock issuance, to help secure financing and begin operations.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future. There cannot be any assurance that the Company will be able to secure any such financing. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $27,900,000, current assets are exceeded by current liabilities and the Company is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. It is management’s plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations. Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

The Company has negative working capital. Until it secures financing, it is unlikely that the Company will have any working capital. Without working capital, the Company can not operate.

The Company does not have any assets with which it can satisfy any of its outstanding obligations. The Company’s ability to survive is in question. The Company is dependent on issuing its stock to exchange for goods and services. The Company’s cash needs are being met by advances from its largest shareholder. It is not known how much longer the shareholder will continue to support the company’s cash needs.

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

We have a history of substantial operating losses and an accumulated deficit of approximately $27,950,000 as of June 30, 2009. For the nine months ended June 30, 2009, our net loss was $1,733,467. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

●
the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

●	cultural challenges associated with integrating employees from an acquired company or business into our organization;

●	retaining key employees from the businesses we acquire;

●	the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management; and

●
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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the three months ended June 30, 2009, the Company recognized no adjustments for uncertain tax benefits.

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

During the quarter ended June 30, 2009, the company issued 750,000 shares of common stock for net proceeds of $100,000. Such common stock is not registered and are restricted 144 shares.  Proceeds from such issuance were utilized to satisfy certain liabilities.

ITEM 3	Defaults Upon Senior Securities

Not applicable.

ITEM 4	Submission of Matters to a Vote of Security Holders

None

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

Date: August 19, 2009

MARKET & RESEARCH CORP.

/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: August 19, 2009

MARKET & RESEARCH CORP.

/s/ John Grippo
John Grippo
Chief Financial Officer
(Principal Accounting Officer)