Form 10-K
period 2009-09-30
MARKET & RESEARCH CORP.
filed 2010-01-14
CIK 1009830

  UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C.  20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

315 Post Road West, 2nd Flr Westport, CT 06880
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (203) 226-4800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒   No ☐

Issuer’s revenues for its most recent fiscal year: September 30, 2009 = $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specific date within the past 60 days.  (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of January 8, 2010 was approximately $2,900,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of January 13, 2010, there were 27,491,070  shares of the Registrant’s Common Stock outstanding.

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

Market & Research Corp. is currently a dormant company with no revenues or operations.  It has signed acquisition agreements with three operating companies and as of this filing has conditionally raised $340,000 to fund the acquisition of one of those companies subsequent to year end.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 1,700,000 shares of common stock valued at $.20 per share.  There is no certainty that the acquisitions will be completed.

History

The Company, which was incorporated November 10, 1994, was a manufacturer, designer, importer and wholesaler of men's shoes.  In 1999, the Company ceased all operations and has remained in a dormant state since such date.  The Company has identified certain companies/investments and is in the process of securing funds to acquire those companies/investments and commence operations.  There is no guarantee that the Company will secure the necessary financing to operate or to acquire assets.

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

All three of these entities have agreed to an extension of the acquisition agreements to June 30, 2010.

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

Subsequent Events

The Company has borrowed $340,000 from 5 individuals.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 1,700,000 shares of stock at $.20 per share.

The Company issued a total of 1,100,000 common shares subsequent to year end to consultants for services so rendered.

The company entered into a new five (5) year lease agreement through November 2014, at a monthly rental rate of $6,525 in years one and two, and $7,250 in years three through five, for its principal corporate executive offices.

Description of Our Subsidiaries and Investments

On August 14, 2008, the Company’s Board of Directors conditionally approved the spinoff of LHC to the shareholders of the Company as of the record date of September 3, 2008.  As a result of the dividend, LHC was no longer a subsidiary of the Company and became a separate reporting company.

Employees

As of January 13, 2010, the Company employed no employees.

The Company cannot be assured of being able to attract qualified employees in the future.

Item 1A.	Risk Factors

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses.  For the year ended September 30, 2009, our net loss was $2,071,380.  We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues.  We expect to incur additional operating losses for the immediate near future.  These factors, among others, raise significant doubt about our ability to continue as a going concern.  If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

As discussed above, as of September 30, 2009, we have no employees and utilize the services of consultants.  They are not otherwise prohibited from terminating their consulting relationship with the Company.  The loss of the knowledge and management and industry expertise of any of these key consultants could have a material adverse impact on our future prospects.  Once we are sufficiently capitalized, we will need to recruit new executive managers and hire employees to help us execute our business strategy and help manage the growth of our business.  Our business could suffer if we were unable to attract and retain additional highly skilled personnel or if we were to lose any key personnel and not be able to find appropriate replacements in a timely manner.

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

The Company’s principal executive offices are located at 315 Post Road West, 2nd Flr Westport, CT 06880 at no cost.  As the Company has no employees, the office is primarily for mail and phone calls, there is an estimate of $8,750 per year for the value for the space included in the financial statements.

Subsequent to year end the company entered into a new five (5) year lease agreement through November 2014, at a monthly rental rate of $6,525 in years one and two, and $7,250 in years three through five, for its principal corporate executive offices.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters

The common stock was suspended from trading on the Nasdaq National Market because the Company had no assets.  Since its stock was delisted, the common stock has been traded on the “pink sheets” and since January 2009 it has been listed on the over-the-counter-market under the symbol MTRE.OB.  The following table sets forth, for the periods indicated the high and low closing sales prices for our common stock.

	High	Low

Common Stock Fiscal 2008
1st Quarter	$1.158	$0.154
2nd Quarter	$1.416	$0.257
3rd Quarter	$1.54	$0.343
4th Quarter	$0.96	$0.17
Common Stock Fiscal 2009
1st Quarter	$0.40	$0.069
2nd Quarter	$0.27	$0.06
3rd Quarter	$0.45	$0.055
4th Quarter	$0.51	$0.145

The closing price of our common stock on January 5, 2010 was $.14.

As of January 13, 2010, there were approximately 125 holders of record of common stock.  The Company’s symbol is MTRE.

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

We have derived the selected financial data presented below from audited consolidated financial statements for the fiscal years ended September 30, 2009 and 2008. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Selected Financial Information

	2009	2008
Revenue	$0	$0
Net Loss	(2,071,380)	(5,921,511)
Stockholders’ Deficit	(620,565)	(355,035)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Revenues

The Company had no revenues or operations in either 2009 or 2008.

Cost of Sales

The Company had no cost of sales or operations in either 2009 or 2008.

Impairment Losses

The Company recognized $0 impairment loss during the year ended September 30, 2009 and $77,500 and $1,200,000 during the same period in fiscal 2008.  The 2008 loss of $77,500 was attributed to the CE designation the Company holds on the emergency dental kit.  The impairment was due to the inability of the Company to be able to demonstrate an ability to generate revenues related to this asset.  The 2008 loss of $1,200,000 was attributable to the spin off of the wholly owned subsidiary LifeHealthCare, Inc.

Selling, General and Administrative Expenses

The Company recognized $690,680 in administrative expenses and professional expenses of $1,380,700 in 2009.  The Company recognized $738,233 in general and administrative expenses and professional fees of $3,905,778 in 2008.  The expenditures for general and administrative expenses were primarily related to efforts to revive the Company.  The general and administrative expense for 2009 were less than 2008 general and administrative expenses due primarily to an additional directors fees expensed in 2008.  The decrease from 2008 to 2009 was due to fewer shares issued for services and lower stock prices at the time of issuance of stock for consulting services.

Provision for Income Taxes

The Company had no income current tax expense and has taken a full valuation allowance on deferred taxes in 2009 and 2008.

Net Loss

The Company recognized net losses of $5,921,511 during fiscal 2008 as compared to $2,071,380 during the current year for an overall decrease in net loss of $3,850,131. The decrease was due primarily to the impairment losses and the issuance of stock for consulting services in 2008.

Financial Condition, Liquidity and Capital Resources

We have incurred cumulative losses since inception, and the report from our registered independent public accounting firm on our audited financial statements at September 30, 2009 contains a going concern statement. We will continue to incur losses during the foreseeable future and have yet to achieve revenues sufficient to offset direct expenses and corporate overhead. We do not have any present commitments for capital expenditures. We cannot guarantee that we will be successful in our efforts to initiate operations.

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

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated lives of three to ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  As noted above, the Company reviewed the CE Designation costs for impairment as of September 30, 2008 and determined that it was fully impaired.

Income Taxes

The income tax (provision) benefit is computed on the basis of the various tax jurisdictions' income or loss before income taxes. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses judgment and assumptions to determine if valuation allowances for deferred income tax assets are required if realization is not likely by considering future market growth, forecasted operations, future taxable income, and the amounts of earnings in the tax jurisdictions in which it operates.

The Company considers income taxes in each of the tax jurisdictions in which it operates in order to determine its effective income tax rate. Current income tax exposure is identified and temporary differences resulting from differing treatments of items for tax and financial reporting purposes are assessed. These differences result in deferred tax assets and liabilities, which are included in the Company's balance sheets. Additionally, the Company evaluates the recoverability of deferred income tax assets from future taxable income and establishes valuation allowances if recovery is deemed not more likely than not. Accordingly, income taxes in the statements of operations are impacted by changes in the valuation allowance. Significant management estimates and judgment are required in determining any valuation allowance recorded against net deferred tax assets. The Company accounts for uncertain tax positions by recording a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in its tax returns.

The Company has not filed any federal, state or local tax returns for over ten years.  The Company expects to file all its delinquent tax returns within the next year.

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

Market & Research Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Market & Research Corp.
Westport, CT

We have audited the accompanying balance sheets of Market & Research Corp (the “Company”) as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market & Research Corp. at September 30, 2009 and 2008 and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, Market & Research Corp. has suffered recurring losses due to lack of operations, current liabilities exceed current assets and an accumulated deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sobel & Co., LLC
Sobel & Co., LLC
Certified Public Accountants

Livingston, NJ
January 13, 2010

Market & Research Corp.
BALANCE SHEETS
SEPTEMBER 30, 2009 and 2008

ASSETS	2009	2008
Current assets:
Cash	$257	$294
Prepaid	25,000	0
Total current assets	25,257	294

Total Assets	$25,257	$294
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$486,284	$232,702
Due to officers	159,538	122,627
Total current liabilities	645,822	355,329
Total Liabilities	645,822	355,329

Commitments and Contingencies

Stockholders’ Deficit:
Common stock, $0.01 par value,150,000,000 shares authorized; 24,866,070 and 14,974,404 shares issued and outstanding	248,661	149,745
Additional paid-in capital	26,129,925	24,422,991
Accumulated deficit	(26,999,151)	(24,927,771)
Total Stockholders’ Deficit	(620,565)	(355,035)
Total Liabilities and Stockholders’ Deficit	$25,257	$294

See report of independent registered public accounting firm and accompanying notes to financial statements

Market & Research Corp.
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Revenues	$0	$0
Professional fees	1,380,700	3,905,778
Impairment loss	-	77,500
Loss in value of distributed subsidiary	-	1,200,000
General & administrative expenses	690,680	738,233
Total selling, general and administration expenses	2,071,380	5,921,511
Net loss before income tax	(2,071,380)	(5,921,511)

Provision for income taxes	-	-

Net loss	$(2,071,380)	$(5,921,511)

Loss Per Share – Basic and Diluted:	$(.10)	$(.49)

Weighted Average Common Stock Outstanding:	20,731,436	11,973,904

See report of independent registered public accounting firm and accompanying notes to financial statements

Market & Research Corp.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2007	9,991,072	$99,911	$18,734,195	$(19,006,260)	$(172,154)

Issuance of shares for services	4,983,332	49,834	4,397,472		4,447,306

Net loss for the year ended September 30, 2008				(5,921,511)	(5,921,511)

Spin off of LifeHealthCare, Inc.			1,291,324		1,291,324

Balance, September 30, 2008	14,974,404	149,745	24,422,991	(24,927,771)	(355,035)

Issuance of shares for services	9,141,667	91,416	1,614,434		1,705,850

Sale of common shares	749,999	7,500	92,500		100,000

Net loss for the year ended September 30, 2009				(2,071,380)	(2,071,380)

Balance, September 30, 2009	24,866,070	$248,661	$26,129,925	$(26,999,151)	(620,565)

See report of independent registered public accounting firm and accompanying notes to financial statements

Market & Research Corp.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,071,380)	$(5,921,511)
Impairment loss	-	77,500
Valuation of distributed asset	-	1,200,000
Shares issued for services	1,705,850	4,447,306
Amortization of intellectual property	-	7,500
Changes in assets and liabilities
Decrease/(increase) in prepaid expenses	-	18,273
Increase prepaid	(25,000)	-
Increase in accrued liabilities	253,582	170,278
Net Cash From (Used in) Operating Activities	(136,948)	(654)

Cash Flows from Financing Activities:
Sale of common shares	100,000	-
Spinoff of net liabilities of LifeHealthCare, Inc.	-	9,926
Proceeds from/(repayments to) officer-net	36,911	(8,978)
Net Cash Provided by Financing Activities	136,911	948

Net Change in Cash	(37)	294

Cash and Cash Equivalents, Beginning	294	0

Cash and Cash Equivalents, Ending	$257	$294

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

See report of independent registered public accounting firm and accompanying notes to financial statements

Market & Research Corp.
notes to financial statements

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

Intangible Assets

Intangible assets, excluding goodwill, are stated on the basis of cost and are amortized on a straight-line basis over estimated life of ten years.  Intangible assets with indefinite lives are not amortized but are evaluated for impairment annually unless circumstances dictate otherwise.  Management periodically reviews intangible assets for impairment based on an assessment of undiscounted future cash flows, which are compared to the carrying value of the intangible assets.  Should these cash flows not equate to or exceed the carrying value of the intangible, a discounted cash flow model is used to determine the extent of any impairment charge required.  For the years ended September 30, 2009 and 2008 the amortization expense on intangible assets amounted to $0 and $7,500, respectively.  The patent costs relate to a patent application.  The patent has not been granted.  When the patent is granted, the amount will be amortized.  If the application is denied, the amount will be written off.  During the year ended September 30, 2008, management determined that the CE Designation was fully impaired and as such was written off.

Stock-Based Compensation

The Company applies the provisions of ASC 718, “Compensation — Stock Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting period.  The Company recorded $1,705,850and $4,447,306 for the years ended September 30, 2009 and 2008 for the issuance of stock.

Income Taxes

Income tax expense is based on pretax income.  Deferred income taxes are computed using the asset-liability method in accordance with ASC 740, “Income Taxes”, and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.  The Company accounts for any uncertain tax positions, including issues related to the recognition and measurement of those tax positions, in accordance with the tax position guidance in ASC 740.  During the year ended September 30, 2009, the Company recognized no adjustments for uncertain tax benefits.

Net Income (Loss) Per Share

Net Income (Loss) per common share is based on the Net Income (Loss) divided by weighted average number of common shares outstanding.

Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the periods ended September 30, 2009 and 2008 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

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

Recently Issued Accounting Standards

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”.  ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”.  The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and expands required disclosures related to a company’s multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010.  The Company is currently assessing the impact that adoption will have on its financial position or results of operations.

In June 2009 the Company adopted ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  The adoption did not have a material impact on the subsequent events that we report, either through recognition or disclosure, in our financial statement.

In November 2008 the Company adopted ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820 did not have a material impact on the Company’s   financial position or results of operations.

In December 2007 the FASB issued ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007 the FASB issued ASC 810, “Consolidation”.  ASC 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  ASC 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of September 30, 2009, the Company did not have any minority interests; therefore the adoption of this statement is not expected to have an impact on the Company’s   financial statements.

In April 2008 the FASB issued guidance which was primarily codified into ASC 350 “Intangibles — Goodwill and Other”.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the accounting standards and the period of the expected cash flows used to measure the fair value of the asset.  The Company will adopt in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Reclassifications
Certain amounts from prior years have been reclassified to conform to the 2009 presentation.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has accumulated deficit of approximately, $27,000,000, current assets exceed current liabilities and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations.  Officers will continue to support operations as needed for any shortfalls in cash flows.

NOTE 4.	INTANGIBLE ASSETS

Amortization expense for intangible assets was $0 and $7,500 for the years ended September 30, 2009 and 2008 respectively.  We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.  At September 30, 2008 management determined that the CE Designation was fully impaired and the Company expensed $75,000.

NOTE 5.	RELATED PARTY TRANSACTIONS

At September 30, 2009 and 2008 the Company owed two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) a total of $159,538 and $122,627.  These amounts are non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.  During fiscal 2008 the Company eliminated $81,779 to officers through the spinoff of LHC and was loaned $8,999 by the two officers noted above.

NOTE 6.	INCOME TAXES

The Company last filed its income tax returns for the year 1999.  It has not filed tax returns for any period since 1999.  The ability of the Company to utilize all or part of its operating tax loss caryforwards or its charitable contribution carryforwards to reduce any tax obligation in the future has not been determined.  In addition, at this time, the Company has no operations and no possibility of producing taxable income to utilize any such operating tax loss carryforward or charitable contribution carryforward.  For both reasons, no tax asset has been recorded since the Company believes at this time it is more likely than not that that the amounts will not be realized.  No provision for income taxes has been recorded due to the net operating loss carryforward of approximately $9,760,000 as of September 30, 2009 that will be offset against further taxable income.  No tax benefit has been reported in the financial statements.  Under the Internal Revenue Code, generally, expiration of net operating loss carryforwards are twenty-years from when such losses were derived.  Additionally, limits may be imposed on the use of such losses based on certain factors, including, but not limited to, a change in stockholders.

Deferred tax assets and the valuation account as of September 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$3,295,000	$2,595,000
Valuation allowance	(3,295,000)	(2,595,000)
	$-	$-

The components of income tax expense are as follows:

	2009	2008
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	(700,000)	(1,604,000)
Change in allowance	700,000	1,604,000
	$-	$-

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

	Expiration
Year of Loss	Amount	Date
2000	$28,000	2020
2001	31,000	2021
2002	34,000	2022
2003	38,000	2023
2004	42,000	2024
2005	51,000	2025
2006	1,120,000	2026
2007	1,628,000	2027
2008	4,720,000	2028
2009	2,070,000	2029

The Company has not filed any federal, state or local tax returns for over ten years.  The Company expects to file all its delinquent tax returns within the next year.

NOTE 7.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

Rent expense for September 30, 2008 and 2007 amounted to approximately $9,000 in each year.

During Fiscal 2009, the Company entered into a lending and equity placement agreement with an investment bank. As part of the agreement, the Company prepaid $25,000 of fees. During 2009, no loan or equity funding occured.

NOTE 8.	SPINOFF OF LIFEHEALTHCARE, INC.

The Company spun off LifeHealthCare, Inc. (“LHC”) in September 2008.  The Company included the operations of LHC through the date of the spinoff (September 12, 2008) in its operations.  The Company valued LHC at zero, and as a result, wrote off its investment of $1,200,000 in LHC.  The net liabilities that were spun off totaled $9,926.

NOTE 9.	SUBSEQUENT EVENTS

In connection with preparation of the Financial Statements for fiscal year ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through January 13, 2010, the date of financial statement issuance.

The Company has borrowed $340,000 from 5 individuals.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 1,700,000 shares of stock a value of $.20 per share.

The Company issued 1,100,000 common shares subsequent to September 30, 2009 to a consultant for consulting services rendered in fiscal year 2010.

The Company entered into a new five (5) year lease agreement through November 2014, at a monthly rental rate of $6,525 in years one and two, and $7,250 in years three through five, for its principal corporate executive offices.

Year Ended September 30:
2010	$65,250
2011	78,300
2012	85,550
2013	87,000
2014	87,000
Thereafter	14,500
$417,600

In November 2009, the Company entered into a consulting agreement for general services. The term of such services will be from November 2009 through February 2010 at $5,000 per month.

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

ITEM 9B.	Other Information

None.

PART III.

ITEM 10.	Directors and Executive Off

Directors and Executive Officers

The Company’s directors and executive officers, their ages and present position are as follows:

Name	Age	Positions
Martin Licht	68	Executive Vice President, Director
Gary Stein	60	President, Director, Secretary
Mark Lazar	57	Director
Alberto Salvucci	54	Director
Steven Kessler	63	Director
John Grippo	54	Chief Financial Officer

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

John Grippo

John Grippo  is the president of his own financial management practice, John Grippo, Inc. since 2000. In that capacity, he serves as Chief Financial Officer to small to mid-sized public and private companies, as well as providing accounting and consulting services.  Mr. Grippo previously served as Chief Financial Officer at companies in the manufacturing, electric vehicles and financial services industries. In addition, he has extensive experience in the anti-terrorism, seminar, entertainment software and house wares industries.  He worked for five years as an auditor with Arthur Andersen, LLP.  Mr. Grippo is a member of the New York State Society of Certified Public Accountants.

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

Code of Ethics

The Company’s Board of Directors adopted a Code of Ethics which applies to all of the Company’s directors, executive officers and employees.  A copy of the Code of Ethics is available upon request to the Company’s  Robinson & Cole, LLC 1055 Washington Boulevard. Stamford CT 06901-2249.

Item 11.	Executive Compensation

The following summary compensation table sets forth the aggregate compensation which the Company paid or accrued to its Chief Executive Officer during the fiscal years ended September 30, 2007, 2008 and 2009.  None of the Company’s executive officers received compensation in excess of $100,000 during the fiscal year ended September 30, 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended Sept. 30,	Salary $	Bonus $	Stock Awards	Option Awards	Non-Equity Incentive Plan	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation $	Total

Steven Kessler,	2009	0	0	0	0	0	0	0	0
Director (1)	2008 2007	0 0	0 0	331,931 0	0 0	0 0	0 0	0 0	331,9310
Martin Licht,(3)	2009	0	0	448,200	0	0	0	0	448,2000
Executive Vice President, Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
John Grippo,(5)	2009	0	0	0	0	0	0	0	0
Chief Financial Officer	2008 2007	0 0	0 0	165,965	0 0	0 0	0 0	0 0	165,9650
Gary Stein, (2)	2009	0	0	149,000	0	0	0	0	149,000
President, Director, Secretary	2008 2007	0 0	0 0	1,991,558	0 0	0 0	0 0	0 0	1,991,588 0
Alberto Salvucci, (4)	2009	0	0	0	0	0	0	0	0
Director	2008 2007	0 0	0 0	331,9310	0 0	0 0	0 0	0 0	331,9310
Mark Lazar,	2009	0	0	0	0	0	0	0	0
Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Steven Kessler was president from 2006 till December 1, 2007. The payment received was in the form of 333,333 shares of common stock for directors’ fees.

(2)
Gary Stein became president and secretary on December 1, 2007.  The payments received were in the form of 2,000,000 shares of common stock for compensation for serving as executive vice president.  The shares were given to his wife.  Mr. Stein disclaims any ownership of the stock.

(3)
Martin Licht was appointed Chief Executive Officer and Director from September 2007 to December 2007.  The payments received were in the form of 1,000,000 and 2,000,000 shares of common stock for directors’ fees and compensation for serving as president.  He became Chairman and executive vice president on December 1, 2007.

(4)	Alberto Salvucci resigned as president in 2006. The payment received was in the form of 333,333 and 2,222 shares of common stock in 2008 for directors’ fees.

(5)	John Grippo received 166,666 shares of common stock for services as a Chief Financial Officer.

Stock Issued in fiscal 2009 and 2008

See Above

4,091,667 common shares were issued in fiscal 2009 for services to officers, directors and outside consultants.

Options Granted in Fiscal 2009 and 2008

None.

Grant of Plan-Based Awards

None

Option Exercises and Stock Vested

None

Outstanding Equity Awards at Fiscal Year End

None

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

During the fiscal year ended September 30, 2009 no options were exercised by any of the Company’s executive officers.  There are no unexercised options outstanding as of September 30, 2009.

Employment Agreements

None

Director Compensation

The Company’s directors do not receive fixed compensation for their services as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

The following table sets forth, as of January 13, 2010, certain information as to the beneficial ownership of our common stock by:

•	each person known by us to own more than five percent (5%) of our outstanding shares;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table under “Executive Compensation”; and

•	all of our directors and executive officers as a group.

Amount and Nature of Beneficial Ownership (1)(2)
Name and Address of Beneficial Shareholder	Common Stock	Percentage of Ownership (1)(2)	Percentage of Voting Power (1)(2)
Alberto Salvucci 315 Post Road West, 2nd flr Westport, CT 06880	749,183	2.80%	2.80%

Martin Licht(3) 315 Post Road West, 2nd flr Westport, CT 06880	7,000,000	26.35%	26.35%

Steven Kessler 315 Post Road West, 2nd flr Westport, CT 06880	333,333	1.25%	1.25%

John Grippo 315 Post Road West, 2nd flr Westport, CT 06880	340,000	1.28%	1.28%

Gary Stein (4) 315 Post Road West, 2nd flr Westport, CT 06880	3,333,334	12.55%	12.55%

Mark Lazar 315 Post Road West, 2nd flr Westport, CT 06880	333,334	1.25%	1.25%

All executive officers and directors as a group (6 persons)	12,089,184	45.51%	45.51%

(1)
Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares subject to stock options, for purposes of this table, are considered beneficially owned only to the extent currently exercisable or exercisable within 60 days after January 13, 2010.  All percentages are based on 27,491,070 common shares.

(2)	Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated above.

(3)	Includes 4,000,000 shares Mr. Licht gave to MacKenzie Design Ltd. Mr. Licht disclaims any ownership of these shares.

(4)	Includes 2,000,000 shares owned by Joy Stein, Mr. Stein’s Spouse. Mr. Stein disclaims any ownership in these shares.

Item 13.	Certain Relationships, Related Transactions and Director Independence

(a)	Related Party Transactions

None.

(b)	Independent Director

Steven Kessler, Alberto Salvuci and Mark Lazar are the only independent directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Audit fees were billed to the Company by Sobel & Co., LLC for its audit of the Company’s financial statements filed with the Securities and Exchange Commission for 2009 totaled $22,850 and for 2008 totaled $23,000.

Tax Fees

No fees billed to the Company by Sobel & Co., LLC for its tax returns for the fiscal year 2009 and 2008.

Other Fees

No other fees were billed by Sobel & Co., LLC for all other non-audit or tax services rendered to the Company for the fiscal year 2009 and 2008, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Westport, State of Connecticut, on the 13th day of January 2010.

Market & Research Corp.

BY:	/s/ Gary Stein
Gary Stein,
President (Principal Executive Officer)

BY:	/s/ John Grippo
John Grippo
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Steven Kessler	Director	January 13, 2010
Steven Kessler

/s/ Martin Licht	Director	January 13, 2010
Martin Licht

/s/ Alberto Salvucci	Director	January 13, 2010
Alberto Salvucci

/s/ Gary Stein	Director	January 13, 2010
Gary Stein

/s/ Mark Lazar	Director	January 13, 2010
Mark Lazar