Form 10-Q
period 2009-12-31
MARKET & RESEARCH CORP.
filed 2010-02-11
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission file number 0-20769

MARKET & RESEARCH CORP. (Exact name of Registrant as Specified in Its Charter)
Delaware	22-3341195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
315 Post road, 2nd Floor Westport, CT 06880 (Address of Principal Executive Offices with Zip Code)
Registrant’s Telephone Number, Including Area Code: (203) 226-590

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

The number of shares of common stock outstanding as of February 10, 2010 was 27,741,070.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

MARKET & RESEARCH CORP.

INDEX

PART I – FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2009 (Unaudited) and September 30, 2009

Condensed Statements of Operations (Unaudited) for the three months ended December 31, 2009 and 2008 (Unaudited)

Condensed Statements of Cash Flows (Unaudited) for the three months ended December 31, 2009 and 2008 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II – OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

MARKET & RESEARCH CORP.

CONDENSED BALANCE SHEETS

ASSETS	December 31, 2009 (unaudited)	September 30, 2009
Cash	$148	$257
Prepaid	13,050	25,000
Total Current Assets	13,198	25,257
Deferred Charge - Net	376,582	-
Fixed Assets – Net	34,539	-
TOTAL ASSETS	$424,319	$25,257

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$466,749	$486,284
Due to shareholder	177,912	159,538
Total Current Liabilities	644,661	645,822
Deferred rent	7,167	-
Long Term Liability – Note payable	340,000	-
TOTAL LIABILITIES	991,828	645,822
Shareholders’ Deficit
Common stock, par value $.01, 150,000,000 shares authorized, 27,316,070 and 24,866,070 issued and outstanding
	273,161	248,661
Additional paid-in capital	26,800,425	26,129,925
Accumulated deficit	(27,641,095)	(26,999,151)
Total Shareholders’ Deficiency	(567,509)	(620,565)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$424,319	$25,257

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Revenues	$-	$-
Professional fees	411,008	1,019,000
General & administrative expenses	178,700	10,041
Net loss before income tax	(589,708)	(1,029,041)
Interest expense	52,236	-
Provision for income taxes	-	-

Net loss	$(641,944)	$(1,029,041)

Loss Per Share – Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Common Stock Outstanding	26,743,244	16,357,466

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(641,944)	$(1,029,041)
Depreciation	886	-
Amortization of deferred charges to interest expense	43,418	-
Accrued interest	8,818	-
Deferred rent	7,167	-
Shares issued for services	300,000	1,006,000
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Increase in due to shareholder	18,373	6,526
Decrease in prepaid expense	(13,050)	-
Increase in accrued liabilities	(28,353)	16,342
Net cash provided (used) by operating activities	(304,685)	(173)
Cash flows from investing activities:
Purchase of fixed assets	(35,424)	-
Net cash used in investing activities	(35,424)	-
Cash flows from financing activities:
Proceeds from Note Payable	340,000	-
Net cash provided by financing activities	340,000	-
Net increase (decrease) in cash	(109)	(173)
Cash, beginning of period	257	294
Cash, end of period	$148	$121

Non-Cash Financing Activity:
Stock issued for deferred charge	$420,000	$-
Interest paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of December 31, 2009 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2010 ("fiscal 2010") and the fiscal year ended September 30, 2009 ("fiscal 2009") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended September 30, 2009 on Form 10-K.

GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of December 31, 2009, the Company had no established source of revenues and has accumulated losses of approximately $27,641,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for potential recognition or disclosure, through February 10, 2010, the date the financial statements were available to be issued.

The Company has borrowed $85,000 subsequent to year end.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 425,000 shares of stock at $.20 per share.

NEW ACCOUNTING PRONOUNCEMENTS

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

3.   NET LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at December 31, 2009.

4.   STOCK-BASED COMPENSATION

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

During the three months ended December 31, 2009 the Company issued 300,000 common shares to consultants for services rendered and 1,700,000 in connection with the debt issuance. The value of the shares issued was determined by the closing price of the Company’s common shares on the date of issue and have been reflected in professional fees.

5.   RELATED PARTY TRANSACTIONS

At September 30 and December 31, 2009, the Company owed $159,538 and 177,912, respectively, to two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) for expenses paid by them on behalf of the Company.  These amounts are non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.

6.   NOTE PAYABLE

The Company has borrowed $340,000 from 5 individuals.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 1,700,000 shares of stock at $.20 per share.

Note Payable Amount	$340,000
Net Cash Proceeds	$264,425

The Company is attempting to issue an aggregate of up to $1,600,000 aggregate principal amount of our 14% Secured Promissory Bridge Notes (the “Notes”) together with shares of common stock of the Company (the “Shares”) (and together with the Notes, the “Units”).

The Company recognized a deferred charge, of $420,000, for the stock issued in connection with debt issuance. The deferred charges are amortized over a straight line period of 24 months as from  the date of the receipt of funds and such amortization is recognized as interest expense.

7.   TAXES

Effective October 1, 2007, the Company adopted the provisions for accounting for uncertainty in income taxes  Such provision provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Upon the adoption, the Company had no unrecognized tax benefits. During the three months ended December 31, 2009, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at December 31, 2009.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2009 and 2008.

The Company has not filed and federal, state of local tax returns for over ten years.  The Company expect so file all its delinquent tax returns within the next year.  Such returns may be subject to examination for certain years after the filings.  The Company does not expect any significant changes from the examinations that would result in a tax benefit or charge.

The Company has net operating loss carryforwards of approximately $10,400,000 available to offset taxable income through the year 2028.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $3,535,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $3,535,000 at December 31, 2009.

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

The Company has obtained written contract extensions on all three of these acquisitions.  The Company has not obtained the necessary financing to complete any of these transactions. The Company is not subject to any penalty provisions if it never completes any one of these transactions.

The Company has engaged Global Arena Capital (“Global”) to raise capital.  The Company has paid $25,000 as a retainer.  If successful in raising capital, the Company will be obligated to pay additional fees to Global.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Subsequent to closing, the Company shall pay to Precision an additional amount (the “Earn Out Amount”) equal to five times the EBITDA of e Precision Opinion division of the Company for the calendar year 2009 less the Initial Payment and the amount of any loans made to Precision as set forth above. The Earn Out Amount shall be paid one-half in cash and one-half in common shares of the Company’s stock, valued at the average of the bid price for the first ten business days in January, 2010. Upon the closing of the Asset Purchase, the Company will enter into an employment agreement with James Medick and certain other ancillary documents related to the Asset Purchase.

The Company has obtained written contract extensions on all three of these acquisitions.  The Company has not obtained the necessary financing to complete any of these transactions;   The Company is not subject to any penalty provisions if it never completes any one of these transactions.

The Company has engaged Global Arena Capital (“Global”) to raise capital. The Company has paid $25,000 as a retainer.  If successful in raising capital, the Company will be obligated to pay additional fees to Global.

Results of Operations

Quarter ended December 31, 2009 as compared to quarter ended December 31, 2008
REVENUES

None.

PROFESSIONAL FEES

The Company recognized $411,008 during fiscal 2010 and $1,019,000 during fiscal 2009 in professional and consulting expenses. The decrease is due to the reduction in stock awards in lieu of cash compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $178,700 during fiscal 2010 and $10,041 during fiscal 2009 in administrative expenses primarily related to efforts to revive the Company. The increase is primarily due to the issuance of common stock to consultants for services rendered in fiscal 2010. The Company also recognized $52,236 during fiscal 2010 and $0 during fiscal 2009 in interest expenses related to the debt issuance.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $641,944, during the first quarter of fiscal 2010 as compared to $1,029,041 during the same period this year for an overall decrease in net loss of $387,097.  The decrease in the loss is primarily due to the reduction in stock awards in lieu of cash compensation.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future.   There cannot be any assurance that the Company will be able to secure any such financing.   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $27,641,000, current assets are exceeded by current liabilities and the Company is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.    It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations. Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

We have a limited operating history and a history of substantial operating losses and we may not be able to continue our business.

We have a history of substantial operating losses and an accumulated deficit of approximately $27,641,000 as of December 31, 2009. For the three months ended December 31, 2009, our net loss was $641,944. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Our common stock was uplifted on January 29, 2009, to trade on the over the counter Bulletin Board.   There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

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

Fixed Assets and Depreciation:

Fixed assets are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. Leasehold improvements are amortized over the lesser of its economic life or the term of the respective lease. The estimated useful lives are as follows:

Furniture and fixtures	5 years
Office equipment	5 years

Fixed assets consist of the following:

	2009	2008
Furniture and fixtures	$27,000	$0
Office equipment	8,425	0
	35,425	0
Less: accumulated depreciation and amortization	886	0
	$34,539	$0

Depreciation expense for the three months ended December 31, 2009 and 2008 aggregated $886 and $0, respectively.

The Company recognized a deferred charge, of $420,000, for the stock issued in connection with debt issuance. The deferred charges are amortized over a straight line period of 24 months as from the date of the receipt of funds and such amortization is recognized as interest expense.

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

Item 4.   Controls and Procedures

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

Prior to the filing date of this report, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2009, the company issued 750,000 shares of common stock consulting services for total value of $300,000. Such common stock is not registered and is restricted pursuant to SEC Rule144.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Item 6.   Exhibits

Number                  Description

3.1	(1)	Articles of Incorporation, as amended and in effect

3.2	(1)	By-laws

31.1	(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed with the Form 10-K filed on January 13, 2010 and incorporated herein by reference.
(2)	Field herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date:  February 10, 2010

MARKET & RESEARCH CORP.

By:	/s/ Gary Stein
Name:	Gary Stein
Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.
Date:  February 10, 2010

MARKET & RESEARCH CORP.

By:	/s/ David Khazak
Name:	David Khazak
Title:	Assistant Chief Financial Officer (Principal Accounting Officer)