Form 10-Q
period 2010-03-31
MARKET & RESEARCH CORP.
filed 2010-05-21
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock outstanding as of May 20, 2010 was 28,366,070.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☐

MARKET & RESEARCH CORP.

INDEX

PART I – FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at March 31, 2010 (Unaudited) and September 30, 2009

Condensed Statements of Operations (Unaudited) for the three months and six months ended March 31, 2010 and 2009 (Unaudited)

Condensed Statements of Cash Flows (Unaudited) for six months ended March 31, 2010 and 2009 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II – OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MARKET & RESEARCH CORP.

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2010	September 30, 2009
Current Assets	(unaudited)
Cash	$65	$257
Prepaid	13,050	25,000
Total Current Assets	13,115	25,257
Deferred Charge - Net	505,317	-
Fixed Assets – Net	33,652	-
TOTAL ASSETS	$552,084	$25,257

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$700,156	$486,284
Due to shareholder	177,176	159,538
Total Current Liabilities	627,332	645,822
Deferred rent	8,130	-
Long Term Liability – Note payable	550,000	-
TOTAL LIABILITIES	1,435,462	645,822
Shareholders’ Deficit
Common stock, par value $.01, 150,000,000 shares authorized, 28,366,070 and 24,866,070 issued and outstanding	283,661	248,661
Additional paid-in capital	26,978,175	26,129,925
Accumulated deficit	(28,145,214)	(26,999,151)
Total Shareholders’ Deficiency	(883,378)	(620,565)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$552,084	$25,257

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues	$-	$-	-	-
Professional fees	318,116	-	729,125	-
General & administrative expenses	111,118	25,083	289,818	1,054,124
Net loss before income tax	(429,234)	(25,083)	(1,018,943)	(1,054,124)
Interest expense	74,885	-	127,121	-
Provision for income taxes	-	-	-	-

Net loss	$(504,119)	$(25,083)	(1,146,064)	(1,054,124)

Loss Per Share – Basic and Diluted	$(0.02)	$(0.00)	(0.04)	(0.06)

Weighted Average Common Stock Outstanding	27,842,181	19,066,071	27,286,674	17,696,886

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(1,146,064)	$(1,054,124)
Depreciation	1,771	-
Amortization of deferred charges to interest expense	102,933	-
Accrued interest	24,187	-
Deferred rent	8,130	-
Shares issued for services	300,000	1,006,000
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Increase in due to shareholder	17,637	-
Decrease in prepaid expense	(13,050)	-
Increase in accrued liabilities	189,685	16,353
	----------	----------
Net cash used for operating activities	(514,769)	(31,771)
	----------	----------
Cash flows from investing activities:
Purchase of fixed assets	(35,424)	-
	----------	----------
Net cash used in investing activities	(35,424)	-
	----------	----------
Cash flows from financing activities:
Proceeds from Note Payable	550,000	-
Proceeds from shareholder		31,447
	----------	----------
Net cash provided by financing activities	550,000	31,477
	----------	----------
Net decrease in cash	(192)	(294)
Cash, beginning of period	257	294
	----------	----------
Cash, end of period	$65	$-

Non-Cash Financing Activity:
Stock issued for deferred charge	$608,250	$-
Interest paid	$-	$-
Taxes Paid	$-	$-

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of March 31, 2010 and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2010 ("fiscal 2010") and the fiscal year ended September 30, 2009 ("fiscal 2009") presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended September 30, 2009 on Form 10-K.

GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2010, the Company had no established source of revenues and has accumulated losses of approximately $28,145,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for potential recognition or disclosure, through May 20, 2010, the date the financial statements were available to be issued. There were no events subsequent to the quarter ended March 31, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement is not expected to impact the Company’s financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

3.   NET LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at March 31, 2010.

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

During the three months ended March 31, 2010 and March 31, 2009, the Company issued 0 common shares to consultants and 1,050,000 and 0 common shares, respectively, in connection with the debt issuance.

During the six months ended March 31, 2010 and March 31, 2009, the Company issued 300,000 and 4,091,667 common shares, respectively, to consultants for services rendered and 2,750,000 and 0 common shares, respectively, in connection with the debt issuance. The value of the shares issued was determined by the closing price of the Company’s common shares on the date of issue and have been reflected in professional fees.

5.   RELATED PARTY TRANSACTIONS

At September 30 and March 31, 2010, the Company owed $159,538 and $177,176, respectively, to two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) for expenses paid by them on behalf of the Company.  These amounts are non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.
6.   NOTE PAYABLE

The Company has borrowed $550,000 from 5 individuals.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 2,750,000 shares of stock at $.20 per share.

Note Payable Amount	$550,000
Net Cash Proceeds	$436,308

The Company is attempting to issue an aggregate of up to $1,600,000 aggregate principal amount of our 14% Secured Promissory Bridge Notes (the “Notes”) together with shares of common stock of the Company (the “Shares”) (and together with the Notes, the “Units”).

The Company recognized a deferred charge, of $608,250, for the stock issued in connection with debt issuance. The value of the shares issued was determined by the closing price of the Company’s common shares on the date of issue and have been reflected in deferred charges. The deferred charges are amortized over a straight line period of 24 months as from the date of the receipt of funds and such amortization is recognized as interest expense.

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

SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date for potential recognition or disclosure, through May 20, 2010, the date the financial statements were available to be issued. There were no events subsequent to the quarter ended March 31, 2010.

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

Results of Operations

Quarter ended March 31, 2010 as compared to quarter ended March 31, 2009

REVENUES
None.

PROFESSIONAL FEES

The Company recognized $318,116 during fiscal 2010 and $0 during fiscal 2009 in professional and consulting expenses. The increase is primarily related to efforts to revive the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $111,118 during fiscal 2010 and $25,083 during fiscal 2009 in administrative expenses primarily related to efforts to revive the Company. The increase is primarily due to the issuance of common stock to consultants for services rendered in fiscal 2010. The Company also recognized $74,885 during fiscal 2010 and $0 during fiscal 2009 in interest expenses related to the debt issuance.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $504,119, during the second quarter of fiscal 2010 as compared to $25,083 during the same period this year for an overall increase in net loss of $479,036.  The increase is primarily related to efforts to revive the Company.

Six months ended March 31, 2010 as compared to six months ended March 31, 2009

REVENUES
None.

PROFESSIONAL FEES

The Company recognized $729,125 during fiscal 2010 and $0 during fiscal 2009 in professional and consulting expenses. The increase is primarily related to efforts to revive the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $289,818 during fiscal 2010 and $1,054,124 during fiscal 2009 in administrative expenses primarily related to efforts to revive the Company. The decrease is primarily due to the reduction in stock awards in lieu of cash compensation. The Company also recognized $127,121 during fiscal 2010 and $0 during fiscal 2009 in interest expenses related to the debt issuance.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $1,146,064, during fiscal 2010 as compared to $1,054,124 during the same period last year for an overall increase in net loss of $91,940.  The increase is primarily related to efforts to revive the Company.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future.   There cannot be any assurance that the Company will be able to secure any such financing.   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $28,145,000, current assets are exceeded by current liabilities and the Company is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.    It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations. Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

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

We have a history of substantial operating losses and an accumulated deficit of approximately $28,145,000 as of March 31, 2010. For the six months ended March 31, 2010, our net loss was $1,146,064. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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
The Company recognized a deferred charge, of $608,250, for the stock issued in connection with debt issuance. The deferred charges are amortized over a straight line period of 24 months as from the date of the receipt of funds and such amortization is recognized as interest expense.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

None

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, the company issued 1,050,000 shares of common stock in connection with the debt issuance for total value of $188,250. Such common stock is not registered and is restricted pursuant to SEC Rule144.

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

Date:  May 20, 2010

MARKET & RESEARCH CORP.

/s/ Gary Stein
Gary Stein
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date:  May 20, 2010

MARKET & RESEARCH CORP.

/s/ David Khazak
David Khazak
Assistant Chief Financial Officer (Principal Accounting Officer)