Form 10-Q
period 2010-06-30
MARKET & RESEARCH CORP.
filed 2010-08-13
CIK 1009830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of August 13, 2010 was 43,845,615.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☐

MARKET & RESEARCH CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MARKET & RESEARCH CORP.

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2010	September 30, 2009
Current Assets	(unaudited)
Cash	$0	$257
Prepaid	13,050	25,000
Total Current Assets	13,050	25,257
Deferred Charge - Net	442,325	-
Fixed Assets – Net	36,180	-
TOTAL ASSETS	$491,555	$25,257

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued liabilities	$469,354	$486,284
Due to shareholder	246,984	159,538
Total Current Liabilities	716,338	645,822
Deferred rent	9,093	-
Long Term Liability – Note payable	550,000	-
TOTAL LIABILITIES	1,275,431	645,822
Shareholders’ Deficit
Common stock, par value $.01, 150,000,000 shares authorized, 29,318,450 and 24,866,070 issued and outstanding	293,185	248,661
Additional paid-in capital	27,218,652	26,129,925
Accumulated deficit	(28,295,713)	(26,999,151)
Total Shareholders’ Deficiency	(783,876)	(620,565)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$491,555	$25,257

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues	$-	$-	$-	$-
Professional fees	10,500	631,350	739,625	1,650,350
General & administrative expenses	57,809	47,993	347,628	83,117
Net loss before income tax	(68,309)	(679,343)	(1,087,252)	(1,733,467)
Interest expense	82,189	-	209,310	-
Provision for income taxes	-	-	-	-

Net loss	$(150,498)	$(679,343)	$(1,296,562)	$(1,733,467)

Loss Per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.09)

Weighted Average Common Stock Outstanding	29,318,450	20,266,620	27,963,933	18,553,464

The accompanying notes are an integral part of these condensed financial statements

MARKET & RESEARCH CORP.

CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(1,296,562)	$(1,733,467)
Depreciation	2,744	-
Amortization of deferred charges to interest expense	165,925	-
Accrued interest	43,385	-
Deferred rent	9,093	-
Shares issued for services	550,000	1,603,600
Adjustments to reconcile net (loss) to net cash
Used in operating activities:
Increase in due to shareholder	87,447	-
Increase / (Decrease) in prepaid expense	(13,050)	(25,000)
Increase / (Decrease) in accrued liabilities	(60,315)	48,731
Net cash used for operating activities	(511,333)	(106,136)
Cash flows from investing activities:
Purchase of fixed assets	(38,924)	-
Net cash used in investing activities	(38,924)	-
Cash flows from financing activities:
Proceeds from Note Payable	550,000	-
Proceeds from shareholder	-	5,842
Sale of Common Stock	-	100,000
Net cash provided by financing activities	550,000	105,842
Net decrease in cash	(257)	(294)
Cash, beginning of period	257	294
Cash, end of period	$-	$-

Non-Cash Financing Activity:
Stock issued for deferred charge	$608,250	$-
Interest paid	$-	$-
Taxes Paid	$-	$-

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

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. The financial statements contained in this report are unaudited but, in the opinion of the Company, reflect all adjustments, consisting of only normal recurring adjustments necessary to fairly present the financial position as of June 30, 2010, and the results of operations and cash flows for the interim periods of the fiscal year ending September 30, 2010 ("fiscal 2010"), and the fiscal year ended September 30, 2009 ("fiscal 2009"), presented herein. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended September 30, 2009, on Form 10-K.

GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2010, the Company had no established source of revenues and has accumulated losses of approximately $28,300,000 since its inception. Its ability to continue as a going concern is dependent upon achieving production or sale of goods, the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and upon profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

SUBSEQUENT EVENTS

The Company has borrowed $75,000 subsequent to the quarter ended June 30, 2010.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 375,000 shares of stock at $.20 per share. In July, 2010, the Company also issued 8,902,165 shares to directors and 5,250,000 to consultants for services.

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

In January 2010, the FASB issued ASU 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force”. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Corporation’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging”.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Corporation’s financial statements.

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

In July 2010, FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Corporation is currently evaluating the impact the  adoption of this guidance will have on the its financial position or results of operations.

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

On April 30, 2010 the exclusive arrangement Global Arena Capital Inc. has expired. In July 2010 Global has raised $75,000 on a non-exclusive basis.

In June 2010 the Company has engaged Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to raise capital. The Company has paid $25,000 as an initial expense retainer. If successful in raising capital, the Company will be obligated to pay additional fees to Ladenburg.

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

On April 30, 2010 the exclusive arrangement Global Arena Capital Inc. has expired. In July 2010 Global has raised $75,000 on a non-exclusive basis.

In June 2010 the Company has engaged Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to raise capital. The Company has paid $25,000 as an initial expense retainer. If successful in raising capital, the Company will be obligated to pay additional fees to Ladenburg.

Results of Operations

Quarter ended June 30, 2010 as compared to quarter ended June 30, 2009

REVENUES

None.

PROFESSIONAL FEES

The Company recognized $10,500 during fiscal 2010 and $631,350 during fiscal 2009 in professional and consulting expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $57,809 during fiscal 2010 and $47,993 during fiscal 2009 in administrative expenses primarily related to efforts to revive the Company. There is no significance difference as compared to the same period last year. The Company also recognized $82,189 during fiscal 2010 and $0 during fiscal 2009 in interest expenses related to the debt issuance.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $150,498, during the third quarter of fiscal 2010 as compared to $679,343 during the same period last year for an overall decrease in net loss of $528,845.

Nine months ended June 30, 2010 as compared to nine months ended June 30, 2009

REVENUES

None.

PROFESSIONAL FEES

The Company recognized $739,625 during fiscal 2010 and $1,650,350 during fiscal 2009 in professional and consulting expenses. The decrease is primarily due to the reduction in stock awards in lieu of cash compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company recognized $347,628 during fiscal 2010 and $83,117 during fiscal 2009 in administrative expenses primarily related to efforts to revive the Company. The Company also recognized $209,310 during fiscal 2010 and $0 during fiscal 2009 in interest expenses related to the debt issuance.

PROVISION FOR INCOME TAXES

The deferred tax asset generated by the tax losses and temporary differences has been fully reserved.

NET LOSS

The Company recognized net losses of $1,296,562, during the first nine months of fiscal 2010 as compared to $1,733,467 during the same period last year for an overall decrease in net loss of $436,905. The decrease is primarily due to the reduction in stock awards in lieu of cash compensation.

Financial Condition, Liquidity and Capital Resources

The Company intends to seek financing to commence operations in the near future.   There cannot be any assurance that the Company will be able to secure any such financing.   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has an accumulated deficit of approximately, $28,300,000, current assets are exceeded by current liabilities and the Company is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. It is management's plan to continue to implement their strategy to commence operations. With the commencement of operations, management believes they will generate sufficient funds to support operations. Officers will continue to support operations as needed for any shortfalls in cash flows to the extent they are able.

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

We have a history of substantial operating losses and an accumulated deficit of approximately $28,300,000 as of June 30, 2010. For the nine months ended June 30, 2010, our net loss was $1,296,562. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

PART II  - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, the company did not issue any of common shares in connection with the debt issuance.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

ITEM 6.  Exhibits

Number	Description

3.1(1)	Articles of Incorporation, as amended and in effect

3.2(1)	By-laws

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2(2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2(2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Previously filed with the Form 10-K filed on January 13, 2010 and incorporated herein by reference.
(2)	Field herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: August 13, 2010	MARKET & RESEARCH CORP.

	By:	/s/ Gary Stein
	Name:	Gary Stein
	Title:	President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

Date: August 13, 2010	MARKET & RESEARCH CORP.

	By:	/s/ David Khazak
	Name:	David Khazak
	Title:	Assistant Chief Financial Officer (Principal Accounting Officer)