Form 10-Q/A
period 2010-06-30
MARKET & RESEARCH CORP.
filed 2010-08-16
CIK 1009830

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

3.  NET LOSS PER SHARE

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive potential common shares reflecting the dilutive effect of stock options and warrants. Dilutive potential common shares, stock options and warrants for all periods presented are computed utilizing the treasury stock method.  The Company had no outstanding options or warrants at June 30, 2010.

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
During the three months ended June 30, 2010 and June 30, 2009, the Company issued 952,380 and 0 common shares, respectively, to consultants and 1,050,000 and 0 common shares, respectively, in connection with the debt issuance.

During the nine months ended June 30, 2010 and June 30, 2009, the Company issued 1,702,380 and 8,841,666 common shares, respectively, to consultants for services rendered and 2,750,000 and 0 common shares, respectively, in connection with the debt issuance. The value of the shares issued was determined by the closing price of the Company’s common shares on the date of issue and have been reflected in professional fees.

5.   RELATED PARTY TRANSACTIONS

At June 30, 2010 and September 30, 2009, the Company owed $246,984 and $177,176, respectively, to two officers, Gary Stein (President and director) and Martin Licht (Executive Vice President and director) for expenses paid by them on behalf of the Company.  These amounts are non-interest bearing, unsecured, and due on demand: however the officers have agreed not to demand payments for one year.

6.   NOTE PAYABLE

The Company has borrowed $550,000 from 5 individuals.  The borrowing agreement is unsecured and has a term of two years at 14%.  In addition, the borrowers issued 2,750,000 shares of stock at $.20 per share.

Note Payable Amount	$ 550,000
Net Cash Proceeds	$ 436,308

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